Form 10-Q/A
period 1995-09-30
PRICE T ROWE REA INCOME FD IV AMERICAS SALE COMM FR REA EST
filed 1995-12-22
CIK 826315

          THE PURPOSE OF THIS AMENDMENT IS TO ADD A FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED SEPTEMBER 30, 1995


          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q/A

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 -AMENDMENT NO. 1.

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

                 (a) Exhibits.

                     19 - Quarterly Report Furnished to Security-Holders, including Financial Statements of the Partnership

                     27 - Financial Data Schedule

                 All  other  items   are  omitted  because  they   are  not
          applicable or the answers are none.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


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



          Date:      December 22, 1995       By:  /s/ Charles E. Vieth
                                                  Charles E. Vieth
                                                  Vice President



          Date:      December 22, 1995   By: /s/ Joseph P. Croteau
                                             Joseph P. Croteau
                                             Principal Financial Officer of
                                             the Partnership



          Date:      December 22, 1995   By: /s/ Gary C. Younker
                                             Gary C. Younker
                                             Chief Accounting Officer of
          the Partnership