Form 10-K405
period 1995-12-31
PRICE T ROWE REA INCOME FD IV AMERICAS SALE COMM FR REA EST
filed 1996-03-28
CIK 826315

              SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C.  20549

              FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1995

              Commission file number 0-17636

              Exact name of registrant as specified in its charter:
              T. ROWE PRICE REALTY INCOME FUND IV, AMERICA'S
              SALES-COMMISSION-FREE REAL ESTATE LIMITED PARTNERSHIP

              State or other jurisdiction of incorporation or organization: Delaware

              IRS Employer Identification Number:  95-4147931

              Address of principal executive offices: 100 East Pratt Street, Baltimore, Maryland 21202

              Registrant's telephone number: 1-800-638-5660

              Securities registered pursuant to Section 12(b) of the Act:NONE

              Securities registered pursuant to Section 12(g) of the
              Act:  Units of Limited Partnership.

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
              filing requirements for the past 90 days.    Yes X
                 No  ___

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

              The aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable because there is no public trading market for the Units of Limited Partnership Interest.

                        DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the Prospectus of the Partnership dated
              February 26, 1988, File Number 33-18965 filed with the Commission pursuant to Rule 424(b) are incorporated herein in Parts I, III, and IV by reference.

              Portions of the Annual Report to Limited Partners of the Partnership for the fiscal year ended December 31, 1995 dated February 15, 1996 and filed with the Commission as
              Exhibit 13 is incorporated in Parts I, II and IV by reference.

              Index to Exhibits is located on pages 24-26.

                        T. ROWE PRICE REALTY INCOME FUND IV,
                AMERICA'S SALES-COMMISSION-FREE REAL ESTATE LIMITED
              PARTNERSHIP


                                       INDEX

                                                                 Page

              PART I.

              Item 1.   Business                                    4
              Item 2.   Properties                                 11
              Item 3.   Legal Proceedings                          11
              Item 4.   Submission of Matters to a                 11
                        Vote of Security Holders

              PART II.

              Item 5.   Market for the Partnership's Limited       11
                        Partnership Interests and
                        Related Security Holder Matters
              Item 6.   Selected Financial Data                    14
              Item 7.   Management's Discussion and Analysis       15
                        of Financial Condition and Results of
                        Operations
              Item 8.   Financial Statements and Supplementary     18
                        Data
              Item 9.   Changes in and Disagreements with          19
                        Accountants on Accounting and
                        Financial Disclosure


              PART III.

              Item 10.  Directors and Executive Officers of the    19
                        Partnership
              Item 11.  Executive Compensation                     22
              Item 12. Security Ownership of Certain Beneficial 23 Owners and Management
              Item 13.  Certain Relationships and Related          23
                        Transactions


              PART IV.

              Item 14.  Exhibits, Financial Statement Schedules    24
                        and Reports on Form 8-K

                                       PART I

              Item 1.  Business

              T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership (the "Partnership"), was formed on November 17, 1987, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating and disposing of primarily existing income-producing commercial and industrial real properties. On February 26, 1988, the Partnership commenced an offering of $75,000,000 of Limited Partnership Units ($50 per Unit) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-18965) (the "Registration Statement"). The Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 (the "Prospectus") sets forth a complete description of the business of the Partnership in the sections entitled "Investment Objectives" and "Fund Policies" on pages 17
              - 24 of the Prospectus, which pages are incorporated by reference herein. The Gross Proceeds from the offering totaled $34,605,000, and an additional $25,000 was contributed by the initial limited partner, T. Rowe Price Real Estate Group, Inc. There were 4,739 Limited Partners as of February 16, 1996. The offering terminated on September 30, 1988, and additional Units will be sold only in connection with the Partnership's reinvestment plan. As of March 16, 1996, 159,176 additional Units had been sold under the plan at prices ranging from $31 to $50 per Unit, for a total of $6,677,000. Pursuant to the Partnership's Redemption Plan, 79,752 Units have been redeemed for a total of $2,861,000. As of February 16, 1996 there were 772,023
              Units outstanding.

              In December of 1991, LaSalle Advisors Limited Partnership ("LaSalle") entered into a contract with the Partnership's general partner, T. Rowe Price Realty Income Fund IV Management, Inc. ("the General Partner") and the Partnership to perform day-to-day management and real estate advisory services for the Partnership under the supervision of the General Partner and its Affiliates. LaSalle's duties under the contract include disposition and asset management services, including recordkeeping, contracting with tenants and service providers, and preparation of financial statements and other reports for management use. The General Partner continues to be responsible for overall supervision and administration of the Partnership's operations, including setting policies and making all disposition decisions, and the General Partner and its Affiliates continue to provide administrative, advisory, and oversight services to the Partnership. Compensation to LaSalle from the Partnership consists of accountable expense reimbursements, subject to a fixed maximum amount per year. All other compensation to LaSalle is paid out of compensation and distributions paid to the General Partner by the Partnership.

              The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable. In 1995, three of the Partnership's investments produced 15% or more of the Partnership's revenue: Westbrook Commons (32%), Kent Sea Park (21%), and Goshen Plaza (19%). In 1994, three of the Partnership's investments produced 15% or more of the Partnership's revenue:
              Westbrook Commons (27%), Goshen Plaza (22%), and Kent Sea Park (16%). In 1993, four of the Partnership's investments produced 15% or more of the Partnership's revenue: Westbrook Commons (22%), Metropolitan Industrial (19%), Goshen Plaza (18%) and Kent Sea Park (16%). In none of these periods did any tenant produce more than 10% of the Partnership's revenues from real estate operations.

              The Partnership sold one of its investment properties, Metropolitan Industrial, in 1994 for a net sales price of $5,870,000. The Partnership owns directly and through joint venture partnerships the properties or interests listed in Schedule III to this Report, "Real Estate and Accumulated Depreciation," which is set forth in Exhibit 99(b) to this Report, and which is incorporated by reference herein and contains information as to acquisition date and total cost of each of the properties. Additional information regarding these properties and/or interests, including percentage leased as of
              December 31, 1995 is set forth in the table, "Real Estate Holdings," appearing on page 5 of the Partnership's 1995 Annual Report to Limited Partners which is hereby incorporated by reference herein. A brief narrative description of each investment follows.

              Tierrasanta

              The Partnership owns a 40% interest in Tierrasanta 234, a joint venture with its affiliates, T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership ("RIF II") and T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership ("RIF












              III"). Tierrasanta 234 owns a 100% interest in Tierrasanta Research Park in San Diego, California. The project contains four buildings utilized for research and development purposes, for a total of 104,000 square feet of space. It is located in the Kearny Mesa market area, north of San Diego, which is part of the larger "Interstate 15" commercial corridor.

              Although the Partnership lost one 11,100 square foot tenant due to credit concerns during the year, it was able to re-lease its space in addition to the existing vacancy to bring the leased status to 100% by year-end. In total, three new leases totaling 31,200 square feet, and one 15,800 square foot renewal/expansion were signed at this San Diego research and development property. During 1996, only one lease expires with a 40,000 square foot tenant. Negotiations have commenced, but it is premature to make a statement about the potential outcome of the negotiations.

              Tierrasanta Research Park is part of the Kearny Mesa research and development ("R&D")/office market. The Park competes against both R&D and office buildings. While net absorption in the fourth quarter of 1995 showed a loss of approximately 300,000 square feet, this deterioration was due primarily to the loss of two large tenants totaling 220,000 square feet during that quarter. Overall activity in the submarket has been good, with approximately 789,000 of gross absorption for the year, and slightly higher rents than year-end 1994, as discussed below. Vacancy rates at year-end 1995 were approximately 13% and 19% for R&D space and office space, respectively, versus approximately 13% and 21%, respectively, for the previous year.

              Rates in this submarket at year-end for Class A R&D space and office space improved with average R&D rates rising from approximately $6.30 per square foot per year net of taxes, insurance and utilities to approximately $7.50 per square foot. Average Class A office rates rose from $13.50 full service per square foot per year to $14.40. Rates for Class B R&D space rose from $4.68 per square foot net of taxes, insurance and utilities to $5.70 per square foot. Class B office rates climbed from $9.30 per square foot full service to $11.40 per square foot. Tierrasanta competes with both Class A and B buildings, but it most frequently competes with the latter. The average net effective rental rate rose from around $3.60 - $4.20 per square foot to $5.40 to $7.80 per square foot, with free rent still virtually nonexistent.

              During 1994, the Partnership recorded a provision for value impairment of $733,000 in connection with Tierrasanta. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of the project through future operations or sale. This determination was based upon then-current market conditions and future performance expectations for this investment. No additional provision was deemed warranted in 1995.

              Fairchild Corporate Center (formerly known as Brinderson
              Plaza)

              The Partnership owns a 20% interest in Fairchild 234, a joint venture with RIF II and RIF III. On February 1, 1994, a wholly-owned subsidiary of Fairchild 234 acquired Fairchild Corporate Center, an office development in Irvine, California. The development was previously held under a participating loan, and consists of two three-story buildings containing 105,000 square feet of space. The Partnership previously recorded a loan loss of $1,737,000 in 1991, and valuation allowances totalling $585,000 in 1992 and 1993. In conjunction with the first quarter 1994 purchase of Fairchild Corporate Center, the valuation allowance was reduced to $582,000 and then reclassified as a reduction in the carrying value of the investment in real estate. In 1995, the Partnership began foreclosure for tax purposes. The process is anticipated to be completed during the second quarter of 1996.

              The leased status declined at this office property primarily due to the loss on the last day of the year of a tenant representing 9,800 square feet or 9% of the leasable space in the buildings. Additionally, the Partnership lost two tenants totaling 6,100 square feet due to credit concerns and four other tenants totaling 17,200 square feet upon their lease expirations. On the positive side, the first phase of the renovations of the two buildings was completed and, the property was renamed, and leasing activity improved significantly. Leases with three new tenants were signed for a total of 17,100 square feet, and renewals and/or expansions were executed with six existing tenants for another 7,900 square feet. The net result was a decline in the leased status from year-end 1994 of twelve percentage points to












              73%. Leases representing 31% of the leasable space expire in 1996.

              The John Wayne/Orange County Airport submarket in which the project is located had 454,000 square feet of net absorption during the first three quarters of the year. As a result, vacancy improved to 14% from approximately 16% the previous year on an inventory of approximately
              29.2 million square feet. In order to make the property more competitive in its market, the Partnership will continue to renovate some of the common areas in 1996 to update their appearance and bring them into compliance with the Americans with Disabilities Act. The renovation of all common areas should be completed in 1997.

              Rental rates have increased from $12.60 to $15.60 per square foot last year to $15.00 to $17.40 per square foot this year for Class B office space such as Fairchild Corporate Center. Only two competitive speculative buildings totaling 140,000 square feet are anticipated to be under construction in 1996.

              Westbrook Commons

              The Partnership owns a 50% interest in Penasquitos 34, a joint venture with RIF III. Penasquitos 34 owns a 100% interest in Westbrook Commons Shopping Center ("Westbrook Commons"), a neighborhood shopping center in the Village of Westchester, Illinois, a Chicago suburb. The property contains 122,000 rentable square feet of space.

              One new 3,600 square foot tenant and six renewal leases totaling 8,900 square feet were signed during the year at this suburban Chicago retail center at generally higher rates than previously paid. However, because one 1,300 square foot tenant did not renew, and two tenants occupying a total of 3,700 square feet were lost due to credit issues, the property's occupancy declined slightly - from 97% to 96% by year end 1995. During the year, the Partnership completed a "face lift" which substantially improved the "curb appeal" of the property. Leases representing 6% of the property's total leasable area expire in 1996. Activity from prospective tenants, as well as current tenants interested in expanding, has been good.

              The Westchester market in which the project is located continues to remain a stable and relatively healthy environment for retailers. Grocery anchored centers such as Westbrook Commons have proven to be the most successful anchor for the service/convenience based retailers. Little fluctuation has occurred in the overall vacancy and rental rates throughout the submarket. Industry figures place the vacancy rate for the competitive centers within a three-mile radius of Westbrook Commons at approximately 4% versus 2% the previous year on a total inventory of 1.1 million square feet, but the Partnership does not believe this increase to be indicative of any negative trend. The average rental rates in the submarket are currently $14.00-16.00 NNN per square foot per year for Class A space.

              Goshen Plaza Shopping Center

              The Partnership owns a 90% interest in Goshen Road Limited Partnership, which owns Goshen Plaza Shopping Center ("Goshen Plaza"), a neighborhood shopping center in Montgomery County, Maryland, a suburb of the District of Columbia. The Partnership is the sole general partner of the Goshen Road Limited Partnership; the remaining 10% interest is owned by the limited partners of Goshen Road Limited Partnership who sold the Partnership its 90% interest. None of these limited partners are affiliates of the Partnership.

              Goshen Plaza consists of four buildings: two multi-tenant buildings on either side of a single-tenant building occupied by a People's Drug Store and a free-standing, single-tenant restaurant building on a pad, occupied by a Roy Rogers/Hardee's restaurant. The total gross leasable area of the Center is 46,000 square feet.

              Goshen Plaza ended the year at 75% leased which was down eighteen percentage points from the previous year. This decrease was due to the departure of four financially troubled tenants totaling 9,400 square feet, including a 4,200 square foot restaurant.

              This loss was only partially offset by the lease to a new tenant of one 1,200 square foot space. Although each of the remaining vacancies is being aggressively marketed and have generated considerable activity, no
              likely prospects have been identified.   Leases
              representing 9% of the property's total leasable area expire in 1996.

              Goshen Plaza competes primarily with nine other neighborhood shopping centers located within a five mile radius, ranging in size from 11,000 square feet to 165,000 square feet and totaling approximately 782,000 square feet. Vacancy in these projects is currently approximately 4% versus 6% for a slightly different group of nine competitive projects the previous year. Retail activity in the Montgomery County submarket has improved slightly since the prior year as market rates have moved upward $1.00 to $2.00 per square foot from $12.00 to $15.00 per square foot NNN in the prior year. Tenants signing new leases within this market are typically negotiating one to two months of free rent on a five-year term. Overall, it is hoped that the more favorable market environment will translate into better operating results at Goshen in 1996.

              Burnham Building

              The Partnership owns a 100% interest in a warehouse facility in the South Congress Industrial Park in the northern section of Boca Raton, which is in south Palm Beach County. It is leased to a single tenant, Burnham Services Corporation, under a long-term lease which expires February 28, 2000. Burnham subleases a portion of the property to other tenants. This one-story industrial facility contains 71,000 rentable square feet and is situated on 4.4 acres of land.

              Burnham is a nationwide moving and storage company specializing in transportation, storage, warehouse management, and installation of high-tech electronic equipment. The Burnham Building is their Southeast Florida regional headquarters.

              The downsizing of IBM's 1.0 million square-foot personal computer manufacturing headquarters in Boca Raton in the late 1980's created a glut of space that prompted the deterioration of this flex office/industrial market. In 1995, IBM reduced their commitment to space in the area by an additional 300,000 square feet, but most of IBM's downsizing was completed in 1993 and the Boca Raton industrial market appeared to stabilize as 1995 progressed. Market rates for this product type have started to rise, and available industrial space has become somewhat scarce. No new significant speculative projects are expected in the near future, due to high land costs and restrictive zoning regulations. Rental rates for low-finish industrial buildings remained at an average of between $2.75 to $4.00 per square foot per year NNN.

              At year end 1995, the Partnership received an unsolicited offer to purchase the property from a qualified buyer. The Partnership is evaluating the offer and the possible alternatives, and anticipates determining its strategy during the second quarter of 1996.

              Kent Sea Park

              The Partnership owns a 100% interest in Kent Sea Park which is located in the southern end of the Kent Valley industrial market, four miles southeast of the Seattle-Tacoma International Airport and about 15 miles south of downtown Seattle. The property consists of two one-story warehouse buildings containing 138,000 square feet located on 3.7 acres.

              The property's year-end occupancy decreased to 97% from 100% in 1994. Although two new tenants leasing a total of 10,500 square feet were signed in 1995, the Partnership was unable to release part of the space vacated by a 10,800 square foot tenant with financial difficulties. Leases representing 21% of the project expire in 1996.

              The property continues to compare favorably to the Kent Valley industrial market, which remains relatively strong overall. In 1995 there was a modest improvement in the average occupancy level to 96% versus 95% the previous year, fueling a start in speculative construction. Approximately one million square feet of new speculative space should be available early in 1996, while another approximately three million square feet in speculative and/or build-to-suit properties are in the planning stages. Total square footage in the submarket is approximately 70 million square feet. Net absorption for the first three quarters of 1995 totaled approximately 1.6 million square feet. Average market asking rates for comparable Class B buildings are up from 1994 levels by approximately 4%.

              Employees

              The Partnership has no employees and, accordingly, the General Partner, the Partnership's investment adviser, LaSalle, and their affiliates and independent contractors perform services on behalf of the Partnership in connection with administering the affairs of the Partnership and operating properties for the Partnership. The General Partner, LaSalle and their affiliates receive compensation in connection with such activities, as described above. Compensation to the General Partner and its affiliates, and the terms of transactions between the Partnership and the

              General Partner and its affiliates, are set forth in Items 11. and 13. below, to which reference is made for a description of those terms and the transactions involved.

              Item 2.  Properties

              The Partnership owns interests in the properties referred to under Item 1. above, to which reference is made for the name, location and description of each property. All properties were acquired on an all-cash basis.

              Item 3.  Legal Proceedings

              The Partnership is not subject to any material pending legal proceedings.

              Item 4.  Submission of Matters to a Vote of Security
              Holders

              None.

                                      PART II

              Item 5. Market For The Partnership's Limited Partnership Interests and Related Security Holder Matters

              On February 15, 1996, there were 4,739 Limited Partners. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. T. Rowe Price Investment Services, Inc. ("Investment Services"), an affiliate of the General Partner, provides certain information to investors which may assist Limited Partners desiring to sell their Units, but provides only ministerial services in connection with such transactions. Since this arrangement does not constitute a market for the Units, it is possible that no prospective purchaser will be willing to pay the price specified by a prospective seller.

              The Partnership has a reinvestment plan, whereby the Limited Partners may elect to have their cash distributions automatically reinvested in additional Units of the Partnership, or fractions thereof, instead of receiving cash payments. The price of the Units sold under the plan was initially set at $50 per Unit. The Partnership Agreement provides that after the first year of the plan, the General Partner is to determine the fair market value of the Units to be sold pursuant to the plan; for 1994, the General Partner initially determined this value to be $39. After the proceeds of the Metropolitan Industrial sale were distributed in November, 1994, the price was reduced to $32. For 1995 it was $31, after a $1 per Unit distribution from retained cash balances generated primarily from the reinvestment plan. As of February 15, 1996, 159,176 Units had been purchased under the plan for a total investment of $6,677,000. Eleven thousand five hundred and fifteen additional Units are available for sale under the

              Partnership's current registration statement. The Partnership will either file a registration statement later this year to enable it to continue to sell Units pursuant to the reinvestment plan, or terminate the plan.

              The Partnership also has a redemption plan, whereby Limited Partners have the opportunity to present some or all of their Units to the Partnership for redemption, and to have those Units redeemed provided the Partnership then has sufficient proceeds from the reinvestment plan available for this purpose. Under the redemption plan, the redemption price per Unit is 90% of the estimated fair market value of a Unit as determined from time to time. Completed redemption requests must be received in good order by the Partnership at least 60 days prior to the end of a quarter for the Units to qualify for redemption at the end of that quarter. In addition, redemptions will only be permitted if at least one of the following conditions is satisfied: (i) total redemptions and transfers (other than Excluded Transfers, as defined below) during the Partnership's fiscal year do not exceed 5% of the Units outstanding;
              (ii) total redemptions and transfers (other than Excluded Transfers) during the Partnership's fiscal year do not exceed 10% of the Units outstanding and total transfers (other than redemptions and Excluded Transfers) do not exceed 2% of Units outstanding; or
              (iii) the General Partner has received an opinion of counsel satisfactory to the General Partner or a favorable Internal Revenue Service ("IRS") ruling that such transfer will not result in the Partnership being classified as a "publicly traded partnership" for such year. As of February 15, 1996, 79,752 Units had been redeemed for a total of $2,861,000. The plan may be terminated by the General Partner at any time. If the reinvestment plan is discontinued the redemption program may also be terminated.














              In 1987, the IRS adopted certain rules concerning "publicly traded partnerships." The effect of being classified as a publicly traded partnership would be that income produced by the Partnership would be classified as portfolio income rather than passive income. On November 29, 1995, the IRS adopted final regulations ("Final Regulations"), describing when interests in partnerships will be considered to be publicly traded. The Final Regulations do not take effect with respect to existing partnerships until the year 2006. Due to the nature of the Partnership's income and to the low volume of transfers of Units, it is not anticipated that the Partnership will be treated as a publicly traded partnership under currently applicable rules and interpretations or under the Final Regulations.

              Distributions declared to the Limited Partners during the two most recent fiscal years are as follows:

                        Distribution                Amount of
                        for the                     Distributions
                        Quarter Ended               per Unit

                        March 31, 1994                  $0.60
                        June 30, 1994                    0.60
                        September 30, 1994               8.45
                        December 31, 1994                1.60
                        March 31, 1995                   0.47
                        June 30, 1995                    0.47
                        September 30, 1995               0.47
                        December 31, 1995                0.47

              All of the foregoing distributions were paid from cash flows from operating activities, with the following exceptions. The distribution for the quarter ended September 30, 1994, included $7.85 per Unit consisting of the proceeds of the sale of the Metropolitan Industrial property. The distributions for 1994 included $0.31 from prior-years' operations, and the distribution for the quarter ended December 31, 1994, included $0.78 from the proceeds of the reinvestment plan.

              There are no material legal restrictions on the Partnership's present or future ability to make distributions in accordance with the provisions of the Agreement of Limited Partnership. Reference is made to












              Management's Discussion and Analysis of Financial
              Condition and Results of Operations, below, for a discussion of the Partnership's ability to continue to make future distributions.

              At the end of 1995, the Partnership conducted its annual formal unit valuation. The valuation of the Partnership's properties was performed by the General Partner, and then reviewed by an independent professional appraiser to assess the analysis and assumptions utilized. The estimated investment value of limited partnership Units resulting from this process was $31 per Unit. Units cannot currently be sold at a price equal to this estimated value, and this valuation is not necessarily representative of the value of the Units when the Partnership ultimately liquidates its holdings.

              Item 6.  Selected Financial Data

              The following sets forth a summary of the selected financial data for the Fund:

                   (Dollars in thousands except per-unit amounts)

                             YEARS ENDED DECEMBER 31,

                                1995     1994      1993      1992      1991

              Total assets    $25,585  $26,206   $32,652   $33,129   $34,073
              Total revenues   $3,706   $4,112    $4,230    $3,959    $3,525
              Net income (loss)$1,044   $1,095    $1,358      $725     $(405)
              Net income (loss)
                per Unit        $1.35    $1.45     $1.80     $0.97    $(0.54)
              Cash distributions
              paid to:
                 Limited Partners $2,285   $7,700    $2,092    $1,944  $2,100












                 General Partner  $24      $19       $21       $20     $21
              Cash distributions
                declared per Unit $1.88   $11.25     $2.57     $2.79   $2.65


              Notes:

              1. The above financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this report.

              2. The figures above for Assets at year end and Net income (loss) include a permanent value impairment of $733 in 1994 and valuation allowances (recoveries) of $(3) in 1994, $75 in 1993 and $510 in 1992, and a $1,737
              provision for loan loss in 1991. Also includes gain from the sale of the Metropolitan Industrial property of $577 in 1994.

              3. The figures above for Net income (loss) per Limited Partner Unit include a permanent value impairment of $0.97 per Unit in 1994, and valuation allowances (recoveries) of $(.01) per Unit in 1994, $0.10 per Unit in 1993 and $0.68 per Unit in 1992, and a provision for loan loss of $2.33 per Unit in 1991. Also includes gain from sale of the Metropolitan Industrial Building of $0.77 per Unit in 1994.

              Item 7.  Management's Discussion and Analysis of
              Financial Conditions and Results of Operations

              Liquidity and Capital Resources

              The Partnership originally sold 692,598 Units in connection with the public offering of Units, for a total of $34,630,000, including the contribution of $25,000 from the Initial Limited Partner. After deduction of organizational and offering costs of $2,078,000, the Partnership had $32,552,000 available for investment and cash reserves.

              The public offering of Units was terminated on September 30, 1988, and additional Units will be sold only in connection with the Partnership's reinvestment plan. As of February 15, 1996, additional capital in the amount of $6,677,000 has been raised from cash distributions reinvested and 159,176 Units were issued in connection therewith. Of this amount $2,861,000 has been used to redeem Units. The amount of additional capital to be raised from this source in the future will depend on whether the General Partner elects to continue the reinvestment plan, as well as the size of the Partnership's cash distributions per Unit and the number of Units held by investors who elect to participate in the plan. There are no organizational or offering expenses associated with such proceeds. This capital will be used, to the extent necessary, to repurchase Units in connection with the Partnership's redemption plan; the balance will be available for investment in real estate or for cash reserves.

              The Partnership owns six properties or interests therein acquired on an all-cash basis (including one originally recorded as a loan). The Partnership has sold one property, the Metropolitan Industrial property, and on February 1, 1994, acquired an ownership interest in Fairchild Corporate Center (formerly known as Brinderson Plaza), which was previously classified as an in-substance foreclosed property that originated as a participating mortgage loan. The acquisition cost of the Partnership's real estate investments and subsequent improvements thereto was $34,693,000. The Partnership has sold one property, Metropolitan, with a cost basis, including capital improvements, of $5,532,000. The Partnership has also recorded provisions for loan loss, permanent value impairment, and net valuation allowances of $3,052,000. On the Partnership's balance sheet, investments in real estate also include an unaffiliated partner's minority interest in Goshen Plaza of $688,000. Therefore, the net investment in real estate before deduction for depreciation for financial reporting purposes is $26,797,000 as of December 31, 1995.

              The Partnership expects to incur capital expenditures during 1996 totaling approximately $550,000, including $300,000 for tenant improvements and lease commissions, and $250,000 for other major repairs and improvements. With 19% of the square footage in the Partnership's portfolio expiring in 1996, the Partnership anticipates spending slightly more on leasing commissions and tenant improvements than in 1995. As of December 31, 1995, the












              Partnership maintained cash and cash equivalents aggregating $1,733,000, approximately $600,000 less than last year. Net cash provided by operating activities decreased, and expenditures for capital improvements increased due to increased leasing activity.
              The Partnership maintains cash balances to fund its operating and investing activities including the costs of tenant improvements and leasing commissions, costs which must be disbursed prior to the collection of any resultant revenues. The General Partner believes that 1995 year-end cash balances and cash generated from operating activities in 1996 will be adequate to fund its current investing and operating needs. The Partnership's ability to continue to pay a quarterly distribution at recent historical levels will depend on results of operations and the General Partner's determination of the level of cash or cash equivalents which it is deemed appropriate for the Partnership to maintain.

              Operations

              On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which changes the Partnership's current method of accounting for its real estate property investments when circumstances indicate that the carrying amount of a property may not be recoverable. Measurement of an impairment loss on an operating property will now be based on the estimated fair value of the property rather than the sum of expected future cash flows. Properties held for sale will continue to be reflected at the lower of historical cost or estimated fair value less anticipated selling costs. No adjustment of the carrying values of the Partnership's real estate property investments was required at January 1, 1996 as a result of adopting SFAS No. 121.

              1995 v. 1994

              Net income from operations in 1995 was $1,044,000, an increase of $526,000 from 1994 (before gain on real estate sold). Properties held throughout both years contributed $675,000 over last year's operations. Metropolitan contributed $149,000 to net income before its sale in 1994 but nothing in 1995. The effect of increased bad debt expense in 1995 at Goshen Plaza, Kent Sea Park, and Tierrasanta was more than offset by not having any valuation adjustments this year compared with $730,000 in 1994.

              The absence of operations at Metropolitan accounted for a decline of $379,000 in revenues and $230,000 in expenses relative to 1994. Proceeds from the sale of Metropolitan in June 1994 contributed a gain of $577,000 to net income in 1994.

              The leased status of the portfolio at the end of 1995 was the same as it was in 1994, but the average for the year was lower, primarily driven by Goshen Plaza and Fairchild Corporate Center. Even so, revenue gains at other properties offset the effect of the declines at these two properties.

              Within the expense categories, management fees experienced a sharp drop from 1994 primarily because there was less cash available for distribution in 1995.

              The cash position declined from the beginning of year level. Cash from operating activities declined by $325,000 during the year, and capital improvements increased $343,000. Proceeds from dividend reinvestments net of redemptions increased $540,000.

              The Partnership's net income of $1,044,000 for 1995 equates to $1.35 per share compared with $1,095,000, or $1.45 per share, in 1994.

              Leases representing 19% of the portfolio's leasable square footage are scheduled to expire in 1996. These leases represent approximately 36% of the portfolio's rental income for 1995. This amount of potential lease turnover is normal for the types of properties in the portfolio, which typically leases to tenants under three to five year leases. The Burnham property is the only single-tenant property in the Partnership's portfolio. The tenant in this property accounted for less than 10% of the Partnership's revenue in 1995, and its lease does not expire until 2000. In addition, the Partnership has received an unsolicited offer to purchase the property, which is in the early stages of negotiation.

              Reconciliation of Financial and Tax Results

              For 1995, the Partnership's book net income was $1,044,000 and its taxable income was $1,414,000. Interest on the loan secured by Fairchild Corporate Center, which was recognized only for tax purposes, and bad debt expense, which was recognized only for book purposes, were the primary differences between the two. For 1994, the Partnership's book net income was $1,095,000, and its taxable income was $2,167,000. The allowance for permanent value impairment in connection with the Tierrasanta property was the primary difference between the two. For a complete reconciliation see Note 8 to the Partnership's financial statements, which note is hereby incorporated by reference herein.

              1994 v. 1993

              Excluding the effect of a permanent value impairment in connection with the Tierrasanta property and the sale of the Metropolitan Industrial property, the overall performance of the Partnership's portfolio improved in 1994. Rental revenues from the remaining properties were up $189,000 over their 1993 levels, and comparable operating expenses were only slightly higher, resulting in an increase in income from property operations, excluding valuation adjustments, of $98,000.

              The major reason for the decline in net income relative to 1993 was the $733,000 permanent value impairment recorded in connection with the Tierrasanta property. The other non-operating event which influenced the year-over-year change in net income was the $577,000 gain on the sale of the Metropolitan Industrial property in June of 1994. Unfortunately, the gain was not enough to offset the effects of the valuation adjustment and the loss of $284,000 of operating income from the Metropolitan Industrial property versus the prior year, so net income declined from $1,358,000 in 1993 to $1,095,000 in 1994.

              The absence of Metropolitan in the portfolio for half of the year resulted in a $416,000 decline in rental income and a $132,000 decline in expenses. In addition, because the proceeds of the sale were held by the Fund for approximately half of 1994, interest income was up
              by over $100,000.   Rental income from the remaining
              properties benefited from higher rental rates at Westbrook Commons and an increase in the average occupancy at Goshen Plaza. The tenant reimbursement component of rental revenues was also up at both locations, although the overall effect on net income was offset by corresponding expenses at the properties.

              Cash available for distribution was higher in 1994 and resulted in an increase in the management fee to the General Partner as well as in the distributions to the Limited Partners from the Partnership's operations.

              Item 8.  Financial Statements and Supplementary Data













              The financial statements appearing on pages 6 through 13 of the Partnership s 1995 Annual Report to Limited Partners are incorporated by reference in this Form 10-K Annual Report. The report on such financial statements of KPMG Peat Marwick LLP dated January 17, 1996, is filed as Exhibit 99(c) to this form 10-K Annual Report and is hereby incorporated by reference herein. Financial Statement Schedule III, Consolidated Real Estate and Accumulated Depreciation, is filed as Exhibit 99(b) to this Form 10-K Annual Report, and is reference herein.

              All other schedules are omitted either because the required information is not applicable or because the information is shown in the financial statements or notes thereto.

              Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.
                                      PART III

              Item 10.  Directors and Executive Officers of the
              Partnership

              The General Partner of the Partnership is T. Rowe Price Realty Income Fund IV Management, Inc. ("RIF IV Management"), 100 East Pratt Street, Baltimore, Maryland 21202. The General Partner has the primary responsibility for overseeing the selection, evaluation, structuring, negotiation, management, and liquidation of the Partnership's investments as well as the cash management of the Partnership's liquid assets and the administration of investor services of the Partnership, including general communications, periodic reports and distributions to Limited Partners, and filings with the Securities and Exchange Commission. RIF IV Management is a wholly-owned subsidiary of T. Rowe Price Real Estate Group, Inc. ("Real Estate Group"), which is, in turn, a wholly-owned subsidiary of T. Rowe Price Associates, Inc. ("Associates"). Affiliates of the General Partner, T. Rowe Price Realty Income Fund I Management, Inc., T. Rowe Price Realty Income Fund II Management, Inc., and T. Rowe Price Realty Income Fund III Management, Inc. are the General Partners of other real estate limited partnerships sponsored by Associates. Real Estate Group is investment manager to
              T. Rowe Price Renaissance Fund, Ltd., a Sales-Commission-Free Real Estate Investment ("Renaissance












              Fund"), a real investment trust sponsored by Associates. Associates was founded in 1937 and as of December 31, 1995 managed over $75 billion in assets.

              As more fully discussed in Item 1, above, LaSalle is providing certain real estate advisory and other services to the Partnership. Upon execution of the formal contract between the Partnership and LaSalle, Gary C. Younker, Senior Vice President of LaSalle Partners Asset Management Limited, (an Affiliate of LaSalle) became the Chief Accounting Officer for the Partnership. Born in 1948, Mr. Younker has been associated with LaSalle since 1976, and has served in his current position since 1988.

              The directors and executive officers of Fund IV
              Management are as follows:

                                         Position with T. Rowe Price Realty
                    Name                 Income Fund IV Management, Inc.

                 James S. Riepe          Chairman of the Board,
                                         President, also Principal
                                         Executive Officer for the
                                         Partnership
                 Charles E. Vieth        Vice President, Director
                 Douglas O. Hickman      Vice President and Director
                 Henry H. Hopkins        Vice President and Director
                 Mark E. Rayford         Vice President
                 Lucy B. Robins          Vice President and Secretary
                 Mark B. Ruhe            Vice President
                 Alvin M. Younger, Jr.   Treasurer and Director
                 Kenneth J. Rutherford   Vice President
                 Joseph P. Croteau       Controller, also Principal
                                         Financial Officer for the
                                         Partnership

              Mr. Riepe was elected President in 1991.   Mr. Ruhe was
              first elected Vice President in 1988. Mr. Vieth was first elected an officer and director in 1993. Mr. Croteau was first elected as Controller in 1988, and designated as Principal Financial Officer in 1992. Mr. Rutherford was first elected Vice President in 1994. In all other cases these individuals have served in these capacities since the inception of Fund IV Management in












              November, 1987. There is no family relationship among the foregoing directors or officers.

              The background and business experience of the foregoing individuals is as follows:

                 James S. Riepe (Born 1943) is Managing Director and
              Director, T. Rowe Price Associates, Inc. ("Associates") and Director of its Investment Services Division; President and Chairman of Real Estate Group, and each of the general partners of T. Rowe Price Realty Income Fund I, A No-Load Limited Partnership, T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership, T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership, and T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership (the "Realty Income Funds"); Chairman of four of the 41 mutual funds sponsored by Associates on which he serves as a director or trustee; Chairman of New Age Media Fund; Director, Rh ne-Poulenc Rorer, Inc., a pharmaceuticals company. Mr. Riepe joined Associates in 1982.

                 Charles E. Vieth (Born 1956) is a Managing Director
              of Associates, and President of T. Rowe Price Retirement Plan Services, Inc., Director, Vice President and Manager of Real Estate Group, and Director and Vice President of each of the general partners of the Realty Income Funds. Mr. Vieth joined Associates in 1982.

                 Douglas O. Hickman  (Born 1949) is President of T.
              Rowe Price Threshold Fund Associates, Inc. and a Vice President of Associates. He is also a Vice President and Director of each of the general partners of the Realty Income Funds and serves as a member of the investment committees for the T. Rowe Price Threshold Funds. Mr. Hickman joined Associates in 1985.

                 Henry H. Hopkins  (Born 1942) is a Managing
              Director, Director, and Legal Counsel of Associates. In addition, Mr. Hopkins is Vice President and Director of each of the general partners of the Realty Income Funds. He is also a Vice President certain of the mutual funds managed by Associates. Mr. Hopkins joined Associates in 1972.

                 Mark E. Rayford  (Born 1951) is a Managing Director
              of Associates and Manager of Retail Operations.  In












              addition, Mr. Rayford is President of T. Rowe Price
              Services, Inc., and Vice President each of the general partners of the Realty Income Funds. Mr. Rayford joined Associates in 1982.

                 Lucy B. Robins  (Born 1952) is Vice President and
              Associate Legal Counsel of Associates and Vice President of Real Estate Group and each of the general partners of the Realty Income Funds. Ms. Robins joined Associates in 1986.

                 Mark B. Ruhe  (Born 1954) is an Asset Manager for
              Real Estate Group, and Vice President of the Investment Manager and each of the general partners of the Realty Income Funds. Mr. Ruhe joined Associates in 1987.

                 Alvin M. Younger, Jr.  (Born 1949) is Treasurer and
              Director of each of the general partners of the Realty Income Funds and a Managing Director, Secretary and Treasurer of Associates, and Secretary and Treasurer of Real Estate Group. Mr. Younger joined Associates in 1973.

                 Kenneth J. Rutherford  (Born 1963) is Assistant to
              the Director of Associates' Investment Services Division, and Assistant Vice President of each of the general partners of the Realty Income Funds. Mr. Rutherford joined Associates in 1992. From 1990 to 1992 he was a student at the Stanford Graduate School of Business.

                 Joseph P. Croteau  (Born 1954) is a Vice President
              and Controller of Associates, and Controller of each of the general partners of the Realty Income Funds. Mr. Croteau joined Associates in 1987.

              No Forms 3, Forms 4, Forms 5, or amendments to any of them, were furnished to the Partnership during its most recent fiscal year. Based on a review of and written representations pursuant to Item 405(b)(2)(i) of Regulation S-K, none of the directors, officers, or beneficial owners of more than 10% of the Units, if any, nor the General Partner failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal years.

              Item 11.  Executive Compensation














              The directors and executive officers of the General
              Partner receive no current or proposed remuneration from the Partnership.

              The General Partner is entitled to receive a share of cash distributions and a share of profits or losses as described under the captions "Compensation and Fees," and "Income and Losses and Cash Distributions" of the Prospectus, on pages 6-7 and 31-34 respectively, which pages are incorporated herein by reference.

              For a discussion of compensation and fees to which the General Partner is entitled, see Item 13., which is incorporated herein by reference.

              As discussed in Item 1, above, LaSalle receives reimbursement from the Partnership for certain expenses incurred in performance of its responsibilities under the advisory contract. In addition, under the contract, LaSalle receives from the General Partner a portion of the compensation and distributions received by the General Partner from the Partnership. Mr. Younker is a limited partner of LaSalle and therefore indirectly receives compensation with respect to payments made to LaSalle by the Partnership or the General Partner. However, the amount of this compensation attributable to services he performs for the Partnership is not material.

              In addition to the foregoing, certain officers and directors of the General Partner receive compensation from Associates and/or its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership. Such compensation may be based, in part, on the performance of the Partnership. Any portion of such compensation which may be attributable to such performance is not material.

              Item 12.  Security Ownership of Certain Beneficial
              Owners and Management

              The Partnership is a limited partnership which issues units of limited partnership interest. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.














              The percentage of outstanding interests of the Partnership held by all directors and officers of the General Partner is less than 1%. Certain officers and/or directors of the General Partner presently own securities in Associates. As of February 1, 1996, the directors and officers of the General Partner, as a group, beneficially owned 5.76% of the common stock of Associates, including options to purchase 282,870 shares exercisable within 60 days of February 1, 1996, and shares as to which voting power is shared with others. Of this amount, Mr. Riepe owned 2.36% of such stock (550,939 shares, including 42,400 shares which may be acquired by Mr. Riepe upon the exercise of stock options, 70,000 shares held in trusts for members of Mr. Riepe's family and 20,000 shares held by a member of Riepe's family, as to which Mr. Riepe disclaims beneficial ownership, and 41,000 shares held in a charitable foundation of which Mr. Riepe is a trustee and as to which Mr. Riepe has shared voting and disposition power). Mr. Hopkins owned 1.10% (317,484 shares, including 54,000 shares which may be acquired by Mr. Hopkins upon the exercise of stock options). No other director or officer owns 1% or more of the common stock of Associates.

              There exists no arrangement, known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

              Item 13.  Certain Relationships and Related Transactions

              The General Partner and its affiliates are permitted to engage in transactions with the Partnership as described under the captions "Compensation and Fees," and "Conflicts of Interest" of the Prospectus, on pages 6-11, which pages are hereby incorporated by reference herein.

              In 1995, the General Partner has been reimbursed for expenses incurred by it in the administration of the Partnership and the operation of the Partnership's investments in the amount of $58,000. The General Partner's management fee in 1995 was $85,000 and its share of cash distributions totaled $15,000. An affiliate of the General Partner received a fee of $6,000 from the money market mutual funds in which the Partnership made its interim cash investments.

                                      PART IV












              Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              (a) The following documents are filed as part of this report:

                 (1)   Financial Statements:

              Incorporated by reference from the indicated pages of the Partnership's 1995 Annual Report to Limited
              Partners:

                                                           Page

               Consolidated Balance Sheets at              6
                    December 31, 1995 and 1994
               Consolidated Statements of Operations       7
                    for each of the three years in
                    the period ended December 31, 1995
               Consolidated Statements of Partners' Capital 8
                    for each of the three years in the
                    period ended December 31, 1995
               Consolidated Statements of Cash Flows for   9
                    each of the three years in the period
                    ended December 31, 1995
               Notes to Consolidated Financial Statements        10-13

              Independent Auditors' Report - Incorporated by reference from Exhibit 99(c) hereof.

               (2)  Financial Statement Schedules:

                  III - Consolidated Real Estate and Accumulated
                  Depreciation, incorporated by reference to Exhibit
                  99(b) hereof.

                  All other schedules are omitted because they are not applicable or the required information is presented in the financial statements and notes hereto.

               (3)  Exhibits

               3, 4.    (a)  Agreement of Limited Partnership of the
                             Partnership dated November 17, 1987, as
                             amended and restated as of February 23,
                             1988, included as Exhibit A to the
                             Prospectus of the Partnership, dated
                             February 26, 1988, File Number 33-18965, as filed with the Commission pursuant to Rule 424(b) ("the Prospectus"), incorporated by reference herein.

                        (b)  Certificate of Limited Partnership,
                             incorporated by reference to Exhibit
                             3,4(b) to the Partnership's Registration
                             Statement, File No. 33-19865, as filed on
                             December 9, 1987.

                        (c)  Amendment No. 5 to Amended and Restated
                             Limited Partnership Agreement,
                             incorporated by reference to Exhibit
                             3,4(g) to Post-Effective Amendment No. 1 to the Partnership's Registration Statement, File No. 33-18965, filed on February 25, 1988 ("Post-Effective Amendment No. 1").

                    10.     (a)         Advisory Agreement dated as of
                                        July 15, 1991 by and between
                                        the Partnership, the General
                                        Partner, and LaSalle Advisors
                                        Limited Partnership,
                                        incorporated by reference to
                                        Exhibit 10(c) of the
                                        registrant's report on Form
                                        10-K for the year ended
                                        December 31, 1991.

                         (b) Agreement of Purchase and Sale dated May 11, 1994, by and between the Partnership as
                                        Seller and TA Realty
                                        Corporation as Purchaser for
                                        the sale of the Metropolitan
                                        Industrial property,
                                        incorporated by reference to
                                        Exhibit 10(d) of the
                                        registrant's report on Form
                                        10-K for the year ended
                                        December 31, 1994 ("the 1994
                                        10-K").

                         (c)            Amendment to Agreement of
                                        Purchase and Sale, dated June
                                        17, 1994, by and between the
                                        Partnership and TA Realty
                                        Corporation, incorporated by
                                        reference to Exhibit 10(e) of
                                        the 1994 10-K.

                         (d)            Assignment of Agreement of
                                        Purchase and Sale, dated June
                                        16, 1994, from TA Realty
                                        Corporation to The Realty












                                        Associates Fund III, L.P,
                                        incorporated by reference to
                                        Exhibit 10(f) of the 1994 10-
                                        K.

                    13. Annual Report for the year ended December 31, 1995, distributed to limited partners on or about March 1, 1995.

                    24.  Consent of Independent Auditors, KPMG Peat
                         Marwick LLP

                    27.  Financial Data Schedule

                    99.     (a)         Pages 6-11, 17-24 and 31-34 of
                                        the Prospectus of the
                                        Partnership dated July 15,
                                        1991, incorporated by
                                        reference to Exhibit 99(a) of
                                        the registrant's report on
                                        Form 10-K for the year ended
                                        December 31, 1994, File Number

                                        0-17636

                         (b)            Financial Statement Schedule
                                        III -  Consolidated Real
                                        Estate and Accumulated
                                        Depreciation.

                         (c)            Report of KPMG Peat Marwick
                                        LLP dated
                                        January 17, 1995 regarding the
                                        financial statements of the
                                        Partnership.

              (b)   Reports on Form 8-K

                       The following reports on Form 8-K were filed for the last quarter of the period covered by this report - None.

                                     SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

              Dated:              March 27, 1996           T. ROWE
                                                           PRICE
                                                           REALTY
                                                           INCOME FUND
                                                           IV,
                                                           AMERICA'S
                                                           SALES-
                                                           COMMISSION-
                                                           FREE REAL
                                                           ESTATE
                                                           LIMITED PARTNERSHIP

                                  By:   T. Rowe Price Realty Income
                                        Fund IV Management, Inc.,
                                        General Partner


                                        By:    /s/James S. Riepe

                                               James S. Riepe,
                                               President












              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated:



              /s/James S. Riepe                Date:March 27, 1996
              James S. Riepe,
              Director and Chairman of
              the Board, President
              T. Rowe Price Realty Income
              Fund IV Management, Inc.,
              Principal Executive Officer
              for the Partnership



              /s/Henry H. Hopkins          Date: March 27, 1996
              Henry H. Hopkins,
              Director and Vice President,
              T. Rowe Price Realty Income Fund IV
              Management, Inc.

              /s/Douglas O. Hickman        Date: March 20, 1996
              Douglas O. Hickman,
              Director and Vice President,
              T. Rowe Price Realty Income Fund IV
              Management, Inc.




              /s/Alvin M. Younger, Jr.     Date: March 27, 1996
              Alvin M. Younger, Jr.,
              Director and Treasurer,
              T Rowe Price Realty Income Fund IV
              Management, Inc.















              /s/Charles E. Vieth          Date: March 27, 1996
              Charles E. Vieth,
              Vice President and Director,
              T. Rowe Price Realty Income Fund IV
              Management, Inc.



              /s/Joseph P. Croteau         Date: March 27, 1996
              Joseph P. Croteau, Controller,
              Principal Financial Officer for
              the Partnership






















































              The Annual Report to Limited Partners for the Year ended December 31, 1995 should be inserted here.


ANNUAL REPORT
FOR THE PERIOD ENDED
DECEMBER 31, 1995

FELLOW PARTNERS:

Net income from operations in 1995 was $1,044,000, an increase of $526,000 from 1994. Properties held throughout both years contributed $675,000 over last year's operations. Metropolitan contributed $149,000 to net income before its sale in 1994 but nothing this year. The effect of increased bad debt expense in 1995 at Goshen Plaza, Kent Sea Park, and Tierrasanta was more than offset by not having any valuation adjustments this year compared with $730,000 in 1994.

      The absence of operations at Metropolitan accounted for a decline of $379,000 in revenues and $230,000 in expenses relative to 1994. Proceeds from the sale of Metropolitan in June 1994 contributed a gain of $577,000 to net income in 1994.

      The leased status of the portfolio at the end of 1995 was the same as it was in 1994, but the average for the year was lower, primarily driven by Goshen Plaza and Fairchild Corporate Center. Even so, revenue gains at other properties offset the effect of the declines at these two properties.

      Within the expense categories, management fees experienced a sharp drop from 1994 primarily because there was less cash available for distribution in 1995

      The cash position declined from the beginning of year level. Cash from operating activities declined by $325,000 during the year, and capital improvements increased $343,000. Proceeds from dividend reinvestments net of redemptions increased $540,000.

Distributions

The Fund declared a fourth-quarter distribution from operations of $0.47 per unit, bringing the total for the year to $1.88.

      We plan to distribute $0.40 per unit from operations in the first quarter of 1996. While we hope to maintain this rate throughout the year, we will evaluate it in each subsequent quarter based on operations, the cash needs of the Fund, and/or any dispositions.

Unit Valuation

As we do at each year-end, we employed a third-party appraiser to review and assess the analysis and assumptions used in determining an estimated current unit value. These interim valuations are not necessarily representative of the value of your units when the Fund ultimately liquidates its holdings, nor could you sell your units today at a price equal to the current estimated value.

      At the end of 1995, the estimated value was $31.00 per unit, unchanged from last year's amount after deducting the February 1995 payment from cash reserves. Basically, the estimated fair values of the properties were up slightly, but no one property changed, either up or down, to any meaningful extent.

Outlook

With the exception of Goshen Plaza, we are optimistic about the prospects for the portfolio in 1996. We have received an attractive unsolicited offer to purchase the Burnham Building, and we are in the process of evaluating whether to accept it. Renovations undertaken at Fairchild appear to be contributing to increased interest in the property, and the modernization project at Westbrook Commons has made a real difference in the center's appearance. In addition, most of the markets in which the properties operate seem to be improving, and we hope the more favorable environment will have an impact on your portfolio.

      Sincerely,




      James S. Riepe
      Chairman

February 15, 1996

INVESTMENT ADVISOR'S REPORT

As discussed in recent reports, the real estate market is slowly improving, with some segments such as industrial recovering more rapidly than others such as office properties. The absence of meaningful new construction combined with continued net positive absorption in all segments has begun to attract not only opportunistic capital but also some institutional capital into the real estate sector, which is a favorable development.

      The results of Russell-NCREIF Index, which measures income returns and changes in values for real estate investments, reflect the general state of the market. From 1991 through 1993 property values experienced average annual declines of approximately 10%. This rate slowed as values decreased by 4% and 1% for the 12 months ended September 30, 1994 and 1995, respectively. Income returns of 9% during each of those two years more than offset the value declines, resulting in positive total returns for the index for the first time since September 1990.

      The index also identifies returns by product type and by geographical region. As anticipated, because of the weak operating environment, office buildings have not performed as well as other product types, with value declines of approximately 3% for the 12 months ended September 30, 1995. This is an improvement, however, over the average 14% per year drop over the last four years. Industrial properties, on the other hand, appreciated in value by 3% for the 12 months ended September 30, 1995. In that same period, other real estate product types, such as retail and multi-family, performed better than they had in prior years.

      Property values in geographic regions depend significantly on the local economy. The South, where values in general depreciated less than 1% for the 12 months ended September 30, 1995, continues to outperform other regions, but even its recovery has been prolonged due to the depressed energy business. Value declines in the East and Midwest have moderated, and the Western region has experienced a dramatic improvement recently. In 1994, property values in the West were down significantly but, for the 12 months ended September 30, 1995, declined only around 1%. In analyzing this information, it is clear that the multi-family and industrial segments are heavily influencing the results, since the office segment in the West declined approximately 5%. We continue to see increased leasing activity and improved economics for owners.

      We are encouraged by the positive annual total returns of the Russell-NCREIF Index for the past two years. We are also heartened by the performance of Realty Income Fund IV's portfolio, which experienced a slight increase in value compared to a modest decline in the Russell-NCREIF Index.

Property Highlights

The primary improvement at the property level occurred at Tierrasanta where occupancy was 23 percentage points over the previous year. However, this gain was offset primarily by declines at Goshen Plaza and Fairchild Corporate Center. In general, occupancy and rental rates in the markets where your properties operate are stable to rising.

Real Estate Investments
_____________________________________________________________________________

                       Gross         % Leased
                       Leasable      ___________________
                       Area          Prior       Current    1996 Lease
Property               (Sq. Ft.)     Year-End    Year-End   Expirations
________               ________      ________    ________   __________

Tierrasanta             104,200          77%        100%         38%
Goshen Plaza             45,500          93          75           9
Westbrook Commons       121,600          97          96           6
Burnham Building         71,200         100         100           0
Kent Sea Park           138,200         100          97          21
Fairchild Corporate
  Center                104,800          85          73          31
                      _________       _____       _____       _____
Fund Total              585,500          92%         92%         19%

      Tierrasanta: Although we lost one financially troubled tenant during the year, we were able to re-lease its space, bringing the leased status to 100% by year-end. In total, three new leases for 31,000 square feet and one renewal/expansion were signed at this San Diego property. One lease with a tenant who occupies 38% of the space expires in 1996, and we are actively working with this tenant on renewal terms. It is too early to predict an outcome of the negotiations.

      Goshen Plaza: One new and one renewal lease representing 2,600 square feet, or 6% of the total space, was signed during the year at this Montgomery Village, Maryland, retail center. Four financially troubled tenants who occupied 9,400 square feet left, however, causing occupancy to decline substantially. The lost tenants included the restaurant which occupied 4,200 square feet. We are aggressively marketing these spaces, and have generated considerable activity, but do not foresee any imminent lease signings. Occupancy in the market rose approximately two percentage points during the year, while average rental rates have increased almost 15%. We hope some of this favorable market environment will translate into better results at Goshen in 1996.

      Westbrook Commons: One new and six renewal leases were signed during the year, generally at higher rates than on the prior leases, at this suburban Chicago retail center. However, one tenant did not renew, and two tenants left because of credit issues, causing occupancy to decline slightly. During the year, we initiated a strategy to update the appearance of the center in order to make it more attractive to prospective tenants. The property's face lift has made a substantial difference.

      Burnham Building: This South Florida industrial property remains fully occupied by a single tenant (and its sub-tenants) under a long-term lease. IBM, which has been a dominant factor in this market, continued to reduce its commitment to space in the area. Even so, the market appeared to stabilize as the year progressed, and available industrial space has become somewhat scarce.

      Kent Sea Park: We signed two new tenants during the year at this Seattle area industrial project, but overall occupancy dropped slightly because we were unable to re-lease all of the space vacated by a tenant with financial difficulties. Occupancy in the submarket improved modestly - from 95% to 96% - during the year, fueling a start in speculative construction. Approximately one million square feet of speculative space should be available early in 1996, while another three million square feet in speculative and/or build-to-suit properties are in the planning stages. Market rental rates have increased around 5% for typical industrial space during the past 12 months.

      Fairchild Corporate Center: The leased status declined at this Orange County, California, office property primarily due to the loss on the last day of the year of a tenant representing 9% of the space. Additionally, over the course of the year, two tenants who leased a total of 6% of the property left for financial reasons and three other tenants vacated upon their lease expirations. On the positive side, we completed the first phase of renovating the two buildings, renamed the property, and overall activity has picked up. Three new tenants were signed for 16% of the site, and six existing tenants renewed and/or expanded for another 8% of the property.

Outlook

The year 1996 looks fairly promising except for Goshen Plaza. All of the markets in which the properties compete are showing signs of improving occupancy and/or rental rates. In addition, renovations were started and/or completed at two of the properties, and we believe these expenditures will make each property more attractive to potential tenants as well as to those who are considering renewal. Thus, we face the coming year with optimism that operating results can improve over 1995.

LaSalle Advisors
February 15, 1996

REAL ESTATE HOLDINGS
December 31, 1995
(In thousands)

                                                 Accumu-      Current
Property       Type and      Date       Total    lated De-    Carrying
Name           Location      Acquired   Cost*    preciation   Amount
_____________  _____________ _________  _______  __________   ________
Tierrasanta    Business Park   5/88     $ 4,592    $(1,142)   $ 3,450
               San Diego,
               California

Fairchild
Corporate      Office          7/88       1,451       (166)     1,285
Center         Irvine,
               California

Goshen Plaza   Retail          11/90      7,138       (896)     6,242
               Gaithersburg,
               Maryland


Westbrook      Retail          12/90      5,645       (688)     4,957
Commons        Westchester,
               Illinois

Burnham
Building       Warehouse       1/91       2,589       (304)     2,285
               Boca Raton,
               Florida

Kent Sea Park  Business Park   8/91       5,382       (652)     4,730
               Kent, Washington

                                        _______    _______    _______
                                        $26,797    $(3,848)   $22,949
                                        _______    _______    _______
                                        _______    _______    _______

*Includes original purchase price, subsequent improvements, and, in the case of Tierrasanta and Fairchild Corporate Center, reductions for permanent impairments.

CONSOLIDATED BALANCE SHEETS
(In thousands)

                                             December 31,  December 31,
                                                 1995          1994
                                              ___________  ____________
Assets
Real Estate Property Investments
   Land. . . . . . . . . . . . . . . . . . . .   $  8,502     $ 8,502
   Buildings and Improvements. . . . . . . . .     18,295      17,771
                                                 ________    ________
                                                   26,797      26,273
 Less:  Accumulated Depreciation
 and Amortization. . . . . . . . . . . . . . .     (3,848)     (3,171)
                                                 ________    ________
                                                   22,949      23,102
Cash and Cash Equivalents. . . . . . . . . . .      1,733       2,327
Accounts Receivable (less allowances of
$367 and $123) . . . . . . . . . . . . . . . .        623         622
Other Assets . . . . . . . . . . . . . . . . .        280         155
                                                 ________    ________
                                                 $ 25,585     $26,206
                                                 ________    ________
                                                 ________    ________

Liabilities and Partners' Capital
Security Deposits and Prepaid Rents. . . . . .   $    200     $   197
Accrued Real Estate Taxes. . . . . . . . . . .        353         326
Accounts Payable and
Other Accrued Expenses . . . . . . . . . . . .        234         320
Minority Interest. . . . . . . . . . . . . . .        688         688
                                                 ________    ________
Total Liabilities. . . . . . . . . . . . . . .      1,475       1,531
Partners' Capital. . . . . . . . . . . . . . .     24,110      24,675
                                                 ________    ________
                                                 $ 25,585     $26,206
                                                 ________    ________
                                                 ________    ________

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per-unit amounts)

                                            Years Ended December 31,
                                             1995     1994     1993
                                            _______  _______  _______

Revenues
Rental Income. . . . . . . . . . . . . . .  $3,616   $ 3,950  $ 4,177
Interest Income. . . . . . . . . . . . . .      90       162       53
                                           _______   _______  _______
                                             3,706     4,112    4,230
                                           _______   _______  _______

Expenses
Property Operating Expenses. . . . . . . .     940       823      837
Real Estate Taxes. . . . . . . . . . . . .     589       635      642
Depreciation and Amortization. . . . . . .     786       873      819
Decline of Property Values . . . . . . . .      -        730       75
Management Fee to General Partner. . . . .      85       267      192
Partnership Management Expenses. . . . . .     262       266      273
Amortization of Organization Costs . . . .      -         -        34
                                           _______   _______  _______
                                             2,662     3,594    2,872
                                           _______   _______  _______

Net Income from Operations before
   Real Estate Sold. . . . . . . . . . . .   1,044       518    1,358
Gain on Real Estate Sold . . . . . . . . .      -        577       -
                                           _______   _______  _______
Net Income . . . . . . . . . . . . . . . .  $1,044   $ 1,095  $ 1,358
                                           _______   _______  _______
                                           _______   _______  _______

Activity per Limited Partnership Unit
Net Income . . . . . . . . . . . . . . . .  $ 1.35   $  1.45  $  1.80
                                           _______   _______  _______
                                           _______   _______  _______
Cash Distributions Declared
  from Operations. . . . . . . . . . . . .  $ 1.88   $  2.62  $  2.57
  as Return of Capital . . . . . . . . . .      -       0.78       -
  from Sale Proceeds . . . . . . . . . . .      -       7.85       -
                                           _______   _______  _______
Total Distributions Declared . . . . . . .  $ 1.88   $ 11.25  $  2.57
                                           _______   _______  _______
                                           _______   _______  _______
Weighted Average Number of
Units Outstanding. . . . . . . . . . . . . 766,443   747,028  747,595
                                           _______   _______  _______
                                           _______   _______  _______

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(In thousands)

                                            General   Limited
                                            Partner  Partners   Total
                                           ________  ________ ________


Balance, December 31, 1992 . . . . . . . .  $  (40)  $31,700  $31,660
Net Income . . . . . . . . . . . . . . . .      14     1,344    1,358
Reinvestments in Units . . . . . . . . . .      -        887      887
Redemptions of Units . . . . . . . . . . .      -       (653)    (653)
Cash Distributions . . . . . . . . . . . .     (21)   (2,092)  (2,113)
                                           _______   _______  _______
Balance, December 31, 1993 . . . . . . . .     (47)   31,186   31,139
Net Income . . . . . . . . . . . . . . . .       8     1,087    1,095
Reinvestments in Units . . . . . . . . . .      -        792      792
Redemptions of Units . . . . . . . . . . .      -       (632)    (632)
Cash Distributions . . . . . . . . . . . .     (19)   (7,700)  (7,719)
                                           _______   _______  _______
Balance, December 31, 1994 . . . . . . . .     (58)   24,733   24,675
Net Income . . . . . . . . . . . . . . . .      10     1,034    1,044
Reinvestments in Units . . . . . . . . . .      -        999      999
Redemptions of Units . . . . . . . . . . .      -       (299)    (299)
Cash Distributions . . . . . . . . . . . .     (24)   (2,285)  (2,309)
                                           _______   _______  _______
Balance, December 31, 1995 . . . . . . . .  $  (72)  $24,182  $24,110
                                           _______   _______  _______
                                           _______   _______  _______

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                             Years Ended December 31,
                                             1995      1994     1993
                                            _______   _______  _______

Cash Flows from Operating Activities
Net Income . . . . . . . . . . . . . . . .  $1,044   $ 1,095  $ 1,358
Adjustments to Reconcile
Net Income to Net Cash
 Provided by Operating Activities
   Depreciation and Amortization . . . . .     786       873      819
   Decline of Property Values. . . . . . .      -        730       75
   Gain on Real Estate Sold. . . . . . . .      -       (577)      -
   Change in Accounts Receivable,
  Net of Allowances. . . . . . . . . . . .      (1)     (139)      55
   Increase in Other Assets. . . . . . . .    (125)      (27)     (37)
   Other Changes in
  Assets and Liabilities . . . . . . . . .     (56)       18       78
                                           _______   _______  _______
Net Cash Provided by
Operating Activities . . . . . . . . . . .   1,648     1,973    2,348
                                           _______   _______  _______

Cash Flows from Investing Activities
Proceeds from Property Disposition . . . .      -      5,870       -
Investments in Real Estate . . . . . . . .    (633)     (290)    (339)
                                           _______   _______  _______
Net Cash Provided by (Used in)
Investing Activities . . . . . . . . . . .    (633)    5,580     (339)
                                           _______   _______  _______
Cash Flows from Financing Activities
Cash Distributions . . . . . . . . . . . .  (2,309)   (7,719)  (2,113)
Reinvestments in Units . . . . . . . . . .     999       792      887
Redemptions of Units . . . . . . . . . . .    (299)     (632)    (653)
                                           _______   _______  _______
Net Cash Used in Financing Activities. . .  (1,609)   (7,559)  (1,879)
                                           _______   _______  _______

Cash and Cash Equivalents
Net Increase (Decrease) during Year. . . .    (594)       (6)     130
At Beginning of Year . . . . . . . . . . .   2,327     2,333    2,203
                                           _______   _______  _______
At End of Year . . . . . . . . . . . . . .  $1,733   $ 2,327  $ 2,333
                                           _______   _______  _______
                                           _______   _______  _______

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership (the "Partnership"), was formed on November 17, 1987, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating, and disposing of existing income-producing commercial and industrial real estate properties. T. Rowe Price Realty Income Fund IV Management, Inc., is the sole General Partner. The initial offering resulted in the sale of 692,598 limited partnership units at $50 per unit.

      The Partnership has a reinvestment plan whereby the Limited Partners may elect to have their cash distributions automatically reinvested in additional units of the Partnership, or fractions thereof, instead of receiving cash payments. The reinvestment price per unit is the estimated fair market value of the unit as determined by the General Partner in accordance with the partnership agreement. As of December 31, 1995, 154,299 units had been purchased under this plan for total reinvestment of $6,526,000.

      The Partnership also has a redemption plan whereby Limited Partners may request that the Partnership redeem their units. Since September 30, 1992, the redemption price of a unit has been equal to 90% of the estimated fair market value of a unit as determined by the General Partner in accordance with the partnership agreement. As of December 31, 1995, 74,691 units had been redeemed under this plan for a total of $2,724,000.

      In accordance with provisions of the partnership agreement, income from operations is allocated and related cash distributions are generally paid to the General and Limited Partners at the rates of 1% and 99%, respectively. Sale or refinancing proceeds are generally allocated first to the Limited Partners in an amount equal to their capital contributions, next to the Limited Partners to provide specified returns on their adjusted capital contributions, next 3% to the General Partner, with any remaining proceeds allocated 85% to the Limited Partners and 15% to the General Partner. Gain on property sold is generally allocated first between the General Partner and Limited Partners in an amount equal to the depreciation previously allocated from the property and then in the same ratio as the distribution of sale proceeds. Cash distributions, if any, are made quarterly based upon cash available for distribution, as defined in the partnership agreement. Cash available for distribution will fluctuate as changes in cash flows and adequacy of cash balances warrant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership's financial statements are prepared in accordance with generally accepted accounting principles which requires the use of estimates and assumptions by the General Partner.

      The accompanying consolidated financial statements include the accounts of the Partnership and its pro-rata share of the accounts of Tierrasanta 234, Fairchild 234, and Penasquitos 34 (Westbrook Commons), all of which are California general partnerships, in which the Partnership has 40%, 20%, and 50% interests, respectively. The other partners in these ventures are affiliates of the Partnership. Additionally, the accounts of Goshen Road Limited Partnership, a Maryland limited partnership in which the Partnership has a 90% controlling general partnership interest have been consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

      The Partnership will review its real estate property investments for impairment whenever events or changes in circumstances indicate that the property carrying amounts may not be recoverable. Such a review results in the Partnership recording a provision for impairment of the carrying value of its real estate investments whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The General Partner believes that the estimates and assumptions used in evaluating the carrying value of the Partnership's properties are appropriate; however, changes in market conditions and circumstances could occur in the near term which would cause these estimates to change.

      Depreciation is calculated primarily on the straight-line method over the estimated useful lives of buildings and improvements, which range from five to 40 years. Lease commissions and tenant improvements are capitalized and amortized over the life of the lease using the straight-line method.

      Organization costs were amortized over a five-year period.

      Cash equivalents consist of money market mutual funds, the cost of which approximates fair value.

      The Partnership uses the allowance method of accounting for doubtful accounts. Provisions for uncollectible tenant receivables in the amounts of $269,000, $102,000, and $65,000 were recorded in 1995, 1994, and 1993, respectively. Bad debt expense is included in Property Operating Expenses.

      Rental income is recognized by the Partnership on a straight-line basis over the term of each lease. Rental income accrued, but not yet billed, is included in Other Assets and aggregates $192,000 and $106,000 at December 31, 1995 and 1994, respectively.

      Under provisions of the Internal Revenue Code and applicable state taxation codes, partnerships are generally not subject to income taxes; therefore, no provision has been made for such taxes in the accompanying consolidated financial statements.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES AND OTHER ENTITIES

As compensation for services rendered in managing the affairs of the Partnership, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. The General Partner earned partnership management fees of $85,000, $267,000, and $192,000 in 1995, 1994, and 1993,
respectively. In addition, the General Partner's share of cash available for distribution from operations, as discussed in Note 1, totaled $15,000, $20,000, and $21,000 in 1995, 1994, and 1993, respectively.

      In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $58,000, $55,000, and $57,000 for communications and administrative services performed on behalf of the Partnership during 1995, 1994, and 1993, respectively.

      An affiliate of the General Partner earned a normal and customary fee of $6,000, $17,000, and $5,000 from the money market mutual funds in which the Partnership made its interim cash investments during 1995, 1994, and 1993, respectively.

      LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting, and other related services to the Partnership. LaSalle's reimbursement for such expenses during each of the last three years totaled $80,000.

      An affiliate of LaSalle earned $71,000, $61,000, and $31,000 in 1995, 1994, and 1993, respectively, as property manager for several of the Partnership's properties.

      The General Partner and LaSalle are entitled to an acquisition fee for services rendered in connection with the purchase of properties and the investment in participating mortgage loans. Such fee represents 2% of the Limited Partners' capital contributions and is paid separately, with respect to each investment on a pro-rata basis. In 1993, the General Partner and LaSalle each earned $43,000 for the Metropolitan Industrial acquisition after certain economic contingencies arising at the time of acquisition in 1992 were satisfied.

NOTE 4 - PROPERTY DISPOSITION

In June 1994, the Partnership sold Metropolitan Industrial and received net proceeds of $5,870,000. The net book value of this property at the time of disposition was $5,293,000, after accumulated depreciation expense. Results of operations at the property were $149,000 in 1994 and $417,000 in 1993.

NOTE 5 - FAIRCHILD CORPORATE CENTER

Fairchild Corporate Center, formerly known as Brinderson Plaza, was acquired outright on February 1, 1994 by a corporation, the stockholders of which are the Partnership and certain other affiliated partnerships. The previously established valuation allowance for this property was reduced $3,000 and the remaining allowance of $582,000 (including $75,000 arising in 1993) was reclassified as a reduction in the carrying value of the property. Prior to February 1, 1994, the Partnership's underlying investment in Fairchild, in the form of a mortgage loan and minority equity interest, was accounted for as an in-substance foreclosed property in the Partnership's financial statements.

NOTE 6 - PROPERTY VALUATIONS

Based upon a review of current market conditions, estimated holding period, and future performance expectations of each property, the General Partner determined that the net carrying value of Tierrasanta may not be fully recoverable from future operations and disposition and recognized an impairment charge of $733,000 in 1994.

      On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which changes the Partnership's current method of accounting for its real estate property investments when circumstances indicate that the carrying amount of a property may not be recoverable. Measurement of an impairment loss on an operating property will now be based on the estimated fair value of the property rather than the sum of expected future cash flows. Properties held for sale will continue to be reflected at the lower of historical cost or estimated fair value less anticipated selling costs. No adjustment of the carrying values of the Partnership's real estate property investments was required at January 1, 1996 as a result of adopting SFAS No. 121.

NOTE 7 - LEASES

Future minimum rentals to be received by the Partnership under noncancelable operating leases in effect as of December 31, 1995, are:

       Fiscal Year     (in thousands)
       __________
          1996            $ 2,332
          1997              1,871
          1998              1,485
          1999                998
          2000                693
       Thereafter           3,878
                          _______
         Total            $11,257
                          _______
                          _______

NOTE 8 - RECONCILIATION OF FINANCIAL STATEMENT TO TAXABLE INCOME

As described in Note 2, the Partnership has not provided for an income tax liability; however, certain timing differences exist between amounts reported for financial reporting and federal income tax purposes. These differences are summarized below for years ended December 31:


                                             1995      1994      1993
                                           ________  ________  ________
                                                  (in thousands)

Book net income. . . . . . . . . . . . .   $ 1,044  $ 1,095   $ 1,358
Allowances for:
  Uncollectible accounts
    receivable . . . . . . . . . . . . .       246       74        43
  Property valuations. . . . . . . . . .        -       730        75
Normalized and
   prepaid rents . . . . . . . . . . . .       (93)     (65)       (3)
Interest income. . . . . . . . . . . . .       252      254       206
Depreciation . . . . . . . . . . . . . .         7       85      (42)
Accrued expenses . . . . . . . . . . . .       (42)      (6)        7
                                          ________ ________  ________
Taxable income . . . . . . . . . . . . .   $ 1,414  $ 2,167   $ 1,644
                                          ________ ________  ________
                                          ________ ________  ________

NOTE 9 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $.47 per unit to Limited Partners of the Partnership as of the close of business on December 31, 1995. The Limited Partners will receive $363,000, and the General Partner will receive $4,000.

INDEPENDENT AUDITORS' REPORT

To the Partners
T. Rowe Price Realty Income Fund IV,
America's Sales-Commission-Free Real Estate Limited Partnership:

We have audited the accompanying consolidated balance sheets of T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

      KPMG Peat Marwick LLP

Chicago, Illinois
January 17, 1996

The Fund is currently considering whether to continue or terminate the Reinvestment Plan. The following information is provided in order to enable the Fund to register additional Units later this year should management decide to continue the plan.

MARKET FOR THE FUND'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

On February 15, 1996, there were 4,739 Limited Partners. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. T. Rowe Price Investment Services, Inc. ("Investment Services"), an affiliate of the General Partner, provides certain information to investors which may assist Limited Partners desiring to sell their Units, but provides only ministerial services in connection with such transactions. Since this arrangement does not constitute a market for the Units, it is possible that no prospective purchaser will be willing to pay the price specified by a prospective seller.

The Fund has a reinvestment plan, whereby the Limited Partners may elect to have their cash distributions automatically reinvested in additional Units of the Fund, or fractions thereof, instead of receiving cash payments. The price of the Units sold under the plan was initially set at $50 per Unit. The Fund's Partnership Agreement provides that after the first year of the plan, the General Partner is to determine the fair market value of the Units to be sold pursuant to the plan; for 1994, the General Partner initially determined this value to be $39. After the proceeds of the Metropolitan Industrial sale were distributed in November, 1994, the price was reduced to $32. For 1995 it was $31, after a $1 per Unit distribution from retained cash balances generated primarily from the reinvestment plan. As of February 15, 1996, 159,176 Units had been purchased under the plan for a total investment of $6,677,000. Eleven thousand five hundred and fifteen additional Units are available for sale under the Fund's current registration statement. The Fund will either file a registration statement later this year to enable it to continue to sell Units pursuant to the reinvestment plan, or terminate the plan.

The Fund also has a redemption plan, whereby Limited Partners have the opportunity to present some or all of their Units to the Fund for redemption, and to have those Units redeemed provided the Fund then has sufficient proceeds from the reinvestment plan available for this purpose. Under the redemption plan, the redemption price per Unit is 90% of the estimated fair market value of a Unit as determined from time to time. Completed redemption requests must be received in good order by the Fund at least 60 days prior to the end of a quarter for the Units to qualify for redemption at the end of that quarter. In addition, redemptions will only be permitted if at least one of the following conditions is satisfied: (i) total redemptions and transfers (other than Excluded Transfers, as defined below) during the Fund's fiscal year do not exceed 5% of the Units outstanding; (ii) total redemptions and transfers (other than Excluded Transfers) during the Fund's fiscal year do not exceed 10% of the Units outstanding and total transfers (other than redemptions and Excluded Transfers) do not exceed 2% of Units outstanding; or
(iii) the General Partner has received an opinion of counsel satisfactory to the General Partner or a favorable Internal Revenue Service ("IRS") ruling that such transfer will not result in the Fund being classified as a "publicly traded partnership" for such year. As of February 15, 1996, 79,752 Units had been redeemed for a total of $2,861,000. The plan may be terminated by the General Partner at any time. If the reinvestment plan is discontinued the redemption program may also be terminated.

In 1987, the IRS adopted certain rules concerning "publicly traded partnerships." The effect of being classified as a publicly traded partnership would be that income produced by the Fund would be classified as portfolio income rather than passive income. On November 29, 1995, the IRS adopted final regulations ("Final Regulations"), describing when interests in partnerships will be considered to be publicly traded. The Final Regulations do not take effect with respect to existing partnerships until the year 2006. Due to the nature of the Partnership's income and to the low volume of transfers of Units, it is not anticipated that the Partnership will be treated as a publicly traded partnership under currently applicable rules and interpretations or under the Final Regulations.

Distributions declared to the Limited Partners during the two most recent fiscal years are as follows:

        Distribution for the            Amount of
            Quarter Ended        Distributions per Unit
          _________________       ____________________

           March 31, 1994                $0.60
           June 30, 1994                  0.60
           September 30, 1994             8.45
           December 31, 1994              1.60
           March 31, 1995                 0.47
           June 30, 1995                  0.47
           September 30, 1995             0.47
           December 31, 1995              0.47

All of the foregoing distributions were paid from cash flows from operating activities, with the following exceptions. The distribution for the quarter ended September 30, 1994, included $7.85 per Unit consisting of the proceeds of the sale of the Metropolitan Industrial property. The distributions for 1994 included $0.31 from prior-years' operations, and the distribution for the quarter ended December 31, 1994, included $0.78 from the proceeds of the reinvestment plan.

There are no material legal restrictions on the Fund's present or future ability to make distributions in accordance with the provisions of the Agreement of Limited Partnership. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, below, for a discussion of the Fund's ability to continue to make future distributions.

At the end of 1995, the Fund conducted its annual formal unit valuation. The valuation of the Fund's properties was performed by the General Partner, and then reviewed by an independent professional appraiser to assess the analysis and assumptions utilized. The estimated investment value of limited partnership Units resulting from this process was $31 per Unit. Units cannot currently be sold at a price equal to this estimated value, and this valuation is not necessarily representative of the value of the Units when the Fund ultimately liquidates its holdings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Fund originally sold 692,598 Units in connection with the public offering of Units, for a total of $34,630,000, including the contribution of $25,000 from the Initial Limited Partner. After deduction of organizational and offering costs of $2,078,000, the Fund had $32,552,000 available for investment and cash reserves.

The public offering of Units was terminated on September 30, 1988, and additional Units will be sold only in connection with the Fund's reinvestment plan. As of February 15, 1996, additional capital in the amount of $6,677,000 has been raised from cash distributions reinvested and 159,176 Units were issued in connection therewith. Of this amount $2,861,000 has been used to redeem Units. The amount of additional capital to be raised from this source in the future will depend on whether the General Partner elects to continue the reinvestment plan, as well as the size of the Fund's cash distributions per Unit and the number of Units held by investors who elect to participate in the plan. There are no organizational or offering expenses associated with such proceeds. This capital will be used, to the extent necessary, to repurchase Units in connection with the Fund's redemption plan; the balance will be available for investment in real estate or for cash reserves.

The Fund owns six properties or interests therein acquired on an all-cash basis (including one originally recorded as a loan). The Fund has sold one property, the Metropolitan Industrial property, and on February 1, 1994, acquired an ownership interest in Fairchild Corporate Center (formerly known as Brinderson Plaza), which was previously classified as an in-substance foreclosed property that originated as a participating mortgage loan. The acquisition cost of the Fund's real estate investments and subsequent improvements thereto was $34,693,000. The Fund has sold one property, Metropolitan, with a cost basis, including capital improvements, of $5,532,000. The Fund has also recorded provisions for loan loss, permanent value impairment, and valuation allowances of $3,052,000. On the Fund's balance sheet, investments in real estate also include an unaffiliated partner's minority interest in Goshen Plaza of $688,000. Therefore, the net investment in real estate before deduction for depreciation for financial reporting purposes is $26,797,000 as of December 31, 1995.

The Fund expects to incur capital expenditures during 1996 totaling approximately $550,000, including $300,000 for tenant improvements and lease commissions, and $250,000 for other major repairs and improvements. With 19% of the square footage in the Fund's portfolio expiring in 1996, the Fund anticipates spending slightly more on leasing commissions and tenant improvements than in 1995. As of December 31, 1995, the Fund maintained cash and cash equivalents aggregating $1,733,000, approximately $600,000 less than last year. Net cash provided by operating activities decreased, and expenditures for capital improvements increased due to increased leasing activity.

The Fund maintains cash balances to fund its operating and investing activities including the costs of tenant improvements and leasing commissions, costs which must be disbursed prior to the collection of any resultant revenues. The General Partner believes that 1995 year-end cash balances and cash generated from operating activities in 1996 will be adequate to fund its current investing and operating needs. The Fund's ability to continue to pay a quarterly distribution at recent historical levels will depend on results of operations and the General Partner's determination of the level of cash or cash equivalents which it is deemed appropriate for the Fund to maintain.

OPERATIONS

1995 v. 1994

A discussion of the Fund's 1995 results of operations and distributions paid appears in the Chairman's Letter on page 1 of this Annual Report. The Fund's net income of $1,044,000 for 1995 equates to $1.35 per share compared with $1,095,000, or $1.45 per share, in 1994.

Leases representing 19% of the portfolio's leasable square footage are scheduled to expire in 1996. These leases represent approximately 36% of the portfolio's rental income for 1995. This amount of potential lease turnover is normal for the types of properties in the portfolio, which typically leases to tenants under three to five year leases. The Burnham property is the only single-tenant property in the Fund's portfolio. The tenant in this property accounted for less than 10% of the Fund's revenue in 1995, and its lease does not expire until 2000. In addition, the Fund has received an unsolicited offer to purchase the property, which is in the early stages of negotiation.

1994 v. 1993

Excluding the effect of a permanent value impairment in connection with the Tierrasanta property and the sale of the Metropolitan Industrial property, the overall performance of the Fund's portfolio improved in 1994. Rental revenues from the remaining properties were up $189,000 over their 1993 levels, and comparable operating expenses were only slightly higher, resulting in an increase in income from property operations, excluding valuation adjustments, of $98,000.

The major reason for the decline in net income relative to 1993 was the $733,000 permanent value impairment recorded in connection with the Tierrasanta property. The other non-operating event which influenced the year-over-year change in net income was the $577,000 gain on the sale of the Metropolitan Industrial property in June of 1994. Unfortunately, the gain was not enough to offset the effects of the valuation adjustment and the loss of $284,000 of operating income from the Metropolitan Industrial property versus the prior year, so net income declined from $1,358,000 in 1993 to $1,095,000 in 1994.

The absence of Metropolitan in the portfolio for half of the year resulted in a $416,000 decline in rental income and a $148,000 decline in expenses. In addition, because the proceeds of the sale were held by the Fund for approximately half of 1994, interest income was up by over $100,000. Rental income from the remaining properties benefited from higher rental rates at Westbrook Commons and an increase in the average occupancy at Goshen Plaza. The tenant reimbursement component of rental revenues was also up at both locations, although the overall effect on net income was offset by corresponding expenses at the properties.

Cash available for distribution was higher in 1994 and resulted in an increase in the management fee to the General Partner as well as in the distributions to the Limited Partners from the Fund's operations.

Reconciliation of Financial and Tax Results

For 1995, the Fund's book net income was $985,000 and its taxable income was $1,414,000. Interest on the loan secured by Fairchild Corporate Center, which was recognized only for tax purposes, and bad debt expense, which was recognized only for book purposes, were the primary differences between the two. For 1994, the Fund's book net income was $1,095,000, and its taxable income was $2,167,000. The allowance for permanent value impairment in connection with the Tierrasanta property was the primary difference between the two. For a complete reconciliation see Note 8 to the Fund's financial statements, which note is hereby incorporated by reference herein.