Form 10-Q
period 1996-03-31
PRICE T ROWE REA INCOME FD IV AMERICAS SALE COMM FR REA EST
filed 1996-05-15
CIK 826315

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996


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

          PART I - FINANCIAL INFORMATION

          Item 1.Financial Statements

               The financial statements of T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership ("Partnership") are set forth in Exhibit 19 hereto, which statements are incorporated by reference herein.

          Item  2.  Management's  Discussion   and  Analysis  of  Financial
          Condition and Results of Operations.

          Liquidity and Capital Resources and Results of Operations

                 The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners on pages 1-2 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

          Reinvestment and Redemption Plans

                 The public offering of Units was terminated on September 30, 1988, and additional Units will be sold only in connection with the Partnership's reinvestment plan. As of March 31, 1996 additional capital in the amount of $6,676,580 has been raised from cash distributions reinvested and 159,175 additional Units were issued in connection therewith. Of this amount $2,861,152 has been used to redeem 79,752 Units. The amount of additional capital to be raised from this source in the future will depend on the size of the Partnership's cash distributions per Unit, as well as the number of Units held by investors who elect to participate in the plan.

          PART II - OTHER INFORMATION

          Item 6.Exhibits and Reports on Form 8-K:

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


                                         T. ROWE  PRICE REALTY  INCOME FUND
                     IV,
                                         AMERICA'S SALES-COMMISSION-FREE
                                         REAL ESTATE LIMITED PARTNERSHIP



                                         By:  T.  Rowe Price  Realty Income
                                              Fund  IV   Management,  Inc.,
                                              General Partner



          Date:      May 15, 1996             By: /s/Kenneth J. Rutherford
                                                  Kenneth J. Rutherford
                                                  Assistant Vice President



          Date:      May 15, 1996             By:  /s/Joseph P. Croteau
                                                  Joseph P. Croteau
                                                  Principal       Financial
          Officer                                      and Controller of
                                                  the Partnership






























          The Quarterly Report to Limited Partners for the Quarter ended March 31, 1996 should be inserted here.


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