Form 10-Q/A
period 1996-03-31
PRICE T ROWE REA INCOME FD IV AMERICAS SALE COMM FR REA EST
filed 1996-05-16
CIK 826315

          THE  PURPOSE OF THIS AMENDMENT IS TO  CORRECT THE MODULE NAME FOR
          EXHIBIT 19 (QUARTERLY REPORT TO SECURITY-HOLDERS) FOR THE QUARTER ENDED MARCH 31, 1996

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q/A

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 - AMENDMENT NO. 1

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



                                         By:  T.  Rowe Price  Realty Income
                                              Fund  IV  Management,   Inc.,
                                              General Partner



          Date:      May 15, 1996             By: /s/Kenneth J. Rutherford
                                                  Kenneth J. Rutherford
                                                  Assistant Vice President



          Date:      May 15, 1996             By: /s/Joseph  P. Croteau
                                                  Joseph P. Croteau
                                                  Principal       Financial
          Officer                                      and Controller of
                                                  the Partnership




























          The Quarterly Report to Limited Partners for the Quarter ended March 31, 1996 should be inserted here.


QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1996

FELLOW PARTNERS:

We have changed the format of our reports in an effort to improve the information given to you and reduce the complexity of the message. A major addition is the table below where you will find the period-end as well as the average leased status and the contribution to net income from each property in the portfolio. The leased status will probably fluctuate during any given period, so we feel the average number will be a better performance indicator. By showing the contribution to net income by property along with the total square footage and average leased status, we also believe you will gain a better perspective on the relationship among the holdings.

     Going forward, any properties earmarked for sale will be broken out so that you have an idea of the effect the absence of these properties may have on future income. In addition, we will show the effect on net income of properties which have been sold in the periods under review.

Results of Operations

Net income was down at all properties except Tierrasanta relative to the first quarter of 1995. As the table below indicates, the most pronounced declines were at Goshen Plaza and Westbrook Commons. The lower average leased status hurt the revenue comparison at Goshen Plaza, while snow removal costs at this Gaithersburg, Maryland, retail center skyrocketed during the Blizzard of '96. Rental income at Westbrook Commons, the retail center in Westchester, Illinois, was flat compared to last year's first quarter, but its property operating expenses were generally higher across the board. The departure of financially troubled tenants was the main cause of the drop in average leased status at both properties. The markets where these retail centers operate are strong, so we hope our aggressive leasing efforts will be rewarded.




Real Estate Investments (Dollars in thousands)
_______________________________________________________________________________
                                                 Average        Contribution
                              Leased Status   Leased Status     to Net Income
                              ________________________________________________
                        Gross                 Three Months      Three Months
Property              Leasable  March 31,    Ended March 31,   Ended March 31,
Name               Area (Sq. Ft.)  1996      1995      1996     1995    1996
________________    ____________ ______      _____     _____    _____   _____
Tierrasanta            104,200     100%       77%      100%    $  31   $  43
Goshen Plaza            45,500      71        91        75        76      11
Westbrook Commons      121,600      93        98        94       119      67
Burnham Building        71,200     100       100       100        45      42
Kent Sea Park          138,200     100        98        99       106      79
Fairchild              104,800      70        84        70        20       0
                   ___________ _______   _______   _______   _______ _______
                       585,500      91        91        91       397     242
Fund Expenses
   Less Interest
   Income                    -       -         -         -       (55)    (41)
                   ___________ _______   _______   _______   _______ _______
Total                  585,500      91%       91%       91%     $342    $201



     There were noteworthy events at other properties during the quarter. First, 100% of Kent Sea Park, the Fund's largest holding in terms of square footage, is now leased. While the average space leased at Fairchild Corporate Center showed a sharp drop from last year, interest in the submarket and at the property is positive, and we have just recently had several unsolicited offers to buy Fairchild.

     On a less optimistic note, we were unsuccessful in our effort to renew the tenant who occupies 38% of Tierrasanta and are now actively marketing this space. Your Fund owns 40% of this property, with Realty Income Funds II and III each holding 30%.

Cash Distribution

The $0.40 per-unit quarterly distribution from operations will be paid to you on May 15. While we hope to maintain this rate throughout the year, we will evaluate it in each subsequent quarter based on operations, the cash needs of the Fund, and/or any dispositions.

     Please see the additional information beginning on page 8 which is being provided in connection with the continuation of the Fund's reinvestment plan.

Outlook

Most of the markets where your properties compete are improving, with the most notable changes in California where new and expanding industries continue to replace the downsizing in the defense area. Whenever a market is nearing its peak in terms of rising occupancy and rental rates, particularly as evidenced by new construction, property sales may be warranted. In this regard, we are looking carefully at events involving two industrial holdings in the portfolio, Burnham and Kent Sea Park, and, as mentioned earlier, have had offers on Fairchild. We will keep you up-to-date on developments in future reports.

     Sincerely,




     James S. Riepe
     Chairman

May 13, 1996

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)


                                    March 31,    December 31,
                                      1996           1995
                                   ___________   ____________

Assets
Real Estate Property Investments
  Land . . . . . . . . . . . . . .  $   8,502      $  8,502
  Buildings and Improvements . . .     18,401        18,295
                                     ________      ________
                                       26,903        26,797
  Less:  Accumulated Depreciation
   and Amortization. . . . . . . .     (4,037)       (3,848)
                                     ________      ________
                                       22,866        22,949
Cash and Cash Equivalents. . . . .      1,845         1,733
Accounts Receivable
 (less allowances of $304 and $367)       522           623
Other Assets . . . . . . . . . . .        212           280
                                     ________      ________
                                    $  25,445      $ 25,585
                                     ________      ________
                                     ________      ________

Liabilities and Partners' Capital
Security Deposits and Prepaid Rents $     194      $    200
Accrued Real Estate Taxes. . . . .        314           353
Accounts Payable and
 Other Accrued Expenses. . . . . .        289           234
Minority Interest. . . . . . . . .        688           688
                                     ________      ________
Total Liabilities. . . . . . . . .      1,485         1,475
Partners' Capital. . . . . . . . .     23,960        24,110
                                     ________      ________
                                    $  25,445      $ 25,585
                                     ________      ________
                                     ________      ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands except per-unit amounts)


                                       Three Months Ended
                                           March 31,
                                      1996           1995
                                    ________       _________

Revenues
Rental Income. . . . . . . . . . .  $     862      $    907
Interest Income. . . . . . . . . .         25            17
                                     ________      ________
                                          887           924
                                     ________      ________
Expenses
Property Operating Expenses. . . .        214           163
Real Estate Taxes. . . . . . . . .        147           140
Depreciation and Amortization. . .        189           175
Management Fee to General Partner.         72            36
Partnership Management Expenses. .         64            68
                                     ________      ________
                                          686           582
                                     ________      ________
Net Income . . . . . . . . . . . .        201           342
                                     ________      ________
                                     ________      ________
Activity per Limited Partnership Unit
Net Income . . . . . . . . . . . .  $    0.26      $   0.45
                                     ________      ________
                                     ________      ________
Cash Distributions Declared. . . .  $    0.40      $   0.47
                                     ________      ________
                                     ________      ________
Weighted Average Number of
 Units Outstanding . . . . . . . .    772,056       758,342
                                     ________      ________
                                     ________      ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
Unaudited
(In thousands)

                                General   Limited
                                Partner  Partners    Total
                               ________  ________  ________

Balance,
 December 31, 1995 . . . . . .  $  (72)   $24,182    $24,110
Net Income . . . . . . . . . .       2       199       201
Reinvestments in Units . . . .       -       151       151
Redemptions of Units . . . . .       -      (141)     (141)
Cash (Distributions)
 Contributions . . . . . . . .       2      (363)     (361)
                                _______   _______    _______
Balance, March 31, 1996. . . .  $  (68)   $24,028    $23,960
                                _______   _______    _______
                                _______   _______    _______

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

                                       Three Months Ended
                                           March 31,
                                      1996           1995
                                   ___________    ___________

Cash Flows from Operating Activities
Net Income . . . . . . . . . . . .  $     201      $    342
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities
  Depreciation and Amortization. .        189           175
  Other Changes in Assets
   and Liabilities . . . . . . . .        179          (158)
                                     ________      ________
Net Cash Provided by
 Operating Activities. . . . . . .        569           359
                                     ________      ________
Cash Flows Used in Investing Activities
Investments in Real Estate . . . .       (106)          (54)
                                     ________      ________
Cash Flows from Financing Activities
Cash Distributions . . . . . . . .       (361)       (1,213)
Reinvestments in Units . . . . . .        151           522
Redemptions of Units . . . . . . .       (141)          (42)
     _                                _______      ________
Net Cash Used in Financing Activities    (351)         (733)
                                     ________      ________
Cash and Cash Equivalents
Net Increase (Decrease) during Period     112          (428)
At Beginning of Year . . . . . . .      1,733         2,327
                                     ________      ________
At End of Period . . . . . . . . .  $   1,845      $  1,899
                                     ________      ________
                                     ________      ________

See the accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The unaudited interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.

     The unaudited interim financial information contained in the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1995 Annual Report to Partners.

NOTE 1 - TRANSACTIONS WITH RELATED PARTIES AND OTHER

As compensation for services rendered in managing the affairs of the Partnership, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. The General Partner earned a partnership management fee of $72,000 during the first three months of 1996.

     In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $15,000 for communications and administrative services performed on behalf of the Partnership during the first three months of 1996.

     An affiliate of the General Partner earned a normal and customary fee of $1,000 from the money market mutual funds in which the Partnership made its interim cash investments during the first three months of 1996.
     LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting and other related services to the Partnership. LaSalle's reimbursement for such expenses during the first three months of 1996 totaled $20,000.

     An affiliate of LaSalle earned $24,000 in the first quarter of 1996 as property manager for several of the Partnership's properties.

NOTE 2 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $.40 per unit to Limited Partners of the Partnership as of the close of business on March 31, 1996. The Limited Partners will receive $309,000, and the General Partner will receive $3,000.

The following information is provided in order to enable the Fund to register additional Units in order to continue the Reinvestment Plan.

DIRECTORS AND EXECUTIVE OFFICERS OF THE FUND

     The General Partner of the Fund is T. Rowe Price Realty Income Fund IV Management, Inc. ("Fund IV Management"), 100 East Pratt Street, Baltimore, Maryland 21202. The General Partner has the primary responsibility for overseeing the selection, evaluation, structuring, negotiation, management, and liquidation of the Fund's investments as well as the cash management of the Fund's liquid assets and the administration of investor services of the Fund, including general communications, periodic reports and distributions to Limited Partners, and filings with the Securities and Exchange Commission. RIF IV Management is a wholly-owned subsidiary of T. Rowe Price Real Estate Group, Inc. ("Real Estate Group"), which is, in turn, a wholly-owned subsidiary of T. Rowe Price Associates, Inc. ("Associates"). Affiliates of the General Partner,
T. Rowe Price Realty Income Fund I Management, Inc., T. Rowe Price Realty Income Fund II Management, Inc., and T. Rowe Price Realty Income Fund III Management, Inc. are the General Partners of other real estate limited partnerships sponsored by Associates. Real Estate Group is investment manager to T. Rowe Price Renaissance Fund, Ltd., A Sales-Commission-Free Real Estate Investment ("Renaissance Fund"), a real investment trust sponsored by Associates. Associates was founded in 1937 and as of March 31, 1996 managed over $82 billion in assets.

     The directors and executive officers of Fund IV Management are as follows:


Name and Year of Birth

James S. Riepe (1943)

Position With Fund IV Management

Chairman of the Board and President, also Principal Executive Officer for the Fund

Other Business Experience in Past Five Years

Managing Director and Director, T. Rowe Price Associates, Inc. ("Associates") and Director of its Investment Services Division; President and Chairman of Real Estate Group, and each of the general partners (the "RIF General Partners") of T. Rowe Price Realty Income Fund I, A No-Load Limited Partnership, T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership, and T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership (the "Realty Income Funds"); Chairman of four of the 41 mutual funds sponsored by Associates on which he serves as a director or trustee; Chairman of New Age Media Fund; Director, Rhone-Poulenc Rorer, Inc., a pharmaceuticals company.

Name and Year of Birth

Douglas O. Hickman (1949)

Position With Fund IV Management

Vice President and Director

Other Business Experience in Past Five Years

President of T. Rowe Price Threshold Fund Associates, Inc. and a Vice President of Associates. Also Vice President and Director of each of the RIF General Partners and serves as a member of the investment committees for the
T. Rowe Price Threshold Funds.

Name and Year of Birth

Henry H. Hopkins (1942)

Position With Fund IV Management

Vice President and Director

Other Business Experience in Past Five Years

Managing Director, Director, and Legal Counsel of Associates. In addition, Mr. Hopkins is Vice President and Director of each of the RIF General Partners. He is also a Vice President of certain mutual funds managed by Associates.

Name and Year of Birth

Mark E. Rayford (1951)

Position With Fund IV Management

Vice President

Other Business Experience in Past Five Years

Managing Director of Associates and Manager of Retail Operations. In addition, Mr. Rayford is President of T. Rowe Price Services, Inc., and Vice President of each of the RIF General Partners.

Name and Year of Birth

Lucy B. Robins (1952)

Position With Fund IV Management

Vice President and Secretary

Other Business Experience in Past Five Years

Vice President and Associate Legal Counsel of Associates and Vice President of Real Estate Group, Renaissance Fund, and each of the RIF General Partners.

Name and Year of Birth

Mark B. Ruhe (1954)

Position With Fund IV Management

Vice President

Other Business Experience in Past Five Years

Asset Manager for Real Estate Group, and Vice President of Renaissance Fund and each of the RIF General Partners.

Name and Year of Birth

Alvin M. Younger, Jr. (1949)

Position With Fund IV Management

Treasurer and Director

Other Business Experience in Past Five Years

Treasurer and Director of each of the RIF General Partners and a Managing Director, Secretary and Treasurer of Associates, and Secretary and Treasurer of Real Estate Group.

Name and Year of Birth

Kenneth J. Rutherford (1963)

Position With Fund IV Management

Vice President

Other Business Experience in Past Five Years

Assistant to the Director of Associates' Investment Services Division, Vice President of Renaissance Fund, and Assistant Vice President of each of the RIF General Partners.

Name and Year of Birth

Joseph P. Croteau (1954)

Position With Fund IV Management

Vice President, Controller, and Director, also Principal Financial Officer for the Partnership

Other Business Experience in Past Five Years

Vice President and Controller of Associates, Vice President of Renaissance Fund, and Director, Vice President and Controller of each of the RIF General Partners.

     Mr. Riepe was first elected President in 1991. Mr. Ruhe was first elected Vice President in 1988. Mr. Croteau was first elected as Vice President and a director in 1996, Controller in 1988, and designated as Principal Financial Officer in 1992. Mr. Rutherford was first elected Assistant Vice President in 1994. In all other cases these individuals have served in these capacities since the inception of Fund IV Management in November, 1987. All of the foregoing individuals have been employed by Associates for the past five years, except Mr. Rutherford, who joined Associates in 1992. From 1990 to 1992 he was a student at the Stanford Graduate School of Business. There is no family relationship among the foregoing directors or officers.

SELECTED FINANCIAL DATA

     The following sets forth a summary of the selected financial data for the Fund:

                                YEARS ENDED DECEMBER 31,
                       1995   1994    1993   1992     1991
                      ______________ ______________  _______
Total assets         $25,585 $26,206$32,652 $33,129 $34,073
Total revenues        $3,706  $4,112 $4,230  $3,959  $3,525
Net income (loss)     $1,044  $1,095 $1,358    $725  $(405)
Net income (loss) per Unit$1.35$1.45  $1.80   $0.97 $(0.54)
Cash distributions paid to:
Limited Partners      $2,285  $7,700 $2,092  $1,944  $2,100
General Partner          $24     $19    $21     $20     $21
Cash distributions
 declared per Unit     $1.88  $11.25  $2.57   $2.79   $2.65

Notes:

1. The above financial data should be read in conjunction with the financial statements and the related notes appearing in the Fund's Annual Report to Limited Partners for the year ended December 31, 1995.

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

     The Fund is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable. In 1995, three of the Fund's investments produced 15% or more of the Fund's revenue: (32%), Kent Sea Park (21%), and Goshen Plaza (19%). In 1994, three of the Fund's investments produced 15% or more of the Partnership's revenue: Westbrook Commons (27%), Goshen Plaza (22%), and Kent Sea Park (16%). In 1993, four of the Fund's investments produced 15% or more of the Partnership's revenue: Westbrook Commons (22%), Metropolitan Industrial (19%), Goshen Plaza (18%), and Kent Sea Park (16%). In none of these periods did any tenant produce more than 10% of the Fund's revenues from real estate operations.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The directors and executive officers of the General Partner receive no current or proposed remuneration from the Fund.

     As compensation for services rendered in the managing the affairs of the Fund, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. In accordance with provisions of the Fund's partnership agreement, income from operations is allocated and related cash distributions are generally paid to the General and Limited Partners at the rates of 1% and 99%, respectively. Sale or refinancing proceeds are generally allocated first to the Limited Partners in an amount equal to their capital contributions, next to the Limited Partners to provide specified returns on their adjusted capital contributions, next 3% to the General Partner, with any remaining proceeds allocated 85% to the Limited Partners and 15% to the General Partner. Gain on property sold is generally allocated first between the General Partner and Limited Partners in an amount equal to the depreciation previously allocated from the property and then in the same ratio as the distribution of sale proceeds. In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner.

     In 1995, the General Partner was reimbursed for expenses incurred by it in the administration of the Fund and the operation of the Fund's investments in the amount of $58,000. The General Partner's management fee in 1995 was $85,000 and its share of cash distributions totaled $15,000. An affiliate of the General Partner received a fee of $6,000 from the money market mutual funds in which the Fund made its interim cash investments. The General Partner earned a partnership management fee of $72,000 during the first three months of 1996. The General Partner's reimbursement of expenses totaled $15,000 for communications and administrative services performed on behalf of the Fund during the first three months of 1996. An affiliate of the General Partner earned a normal and customary fee of $1,000 from the money market mutual funds in which the Fund made its interim cash investments during the first three months of 1996.

     In addition to the foregoing, certain officers and directors of the General Partner receive compensation from Associates and/or its affiliates (but not from the Fund) for services performed for various affiliated entities, which may include services performed for the Fund. Such compensation may be based, in part, on the performance of the Fund. Any portion of such compensation which may be attributable to such performance is not material.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Fund is a limited partnership which issues units of limited partnership interest. No limited partner is known by the Fund to own beneficially more than 5% of the outstanding interests of the Fund.

     The percentage of outstanding interests of the Fund held by all directors and officers of the General Partner is less than 1%. Certain officers and/or directors of the General Partner presently own securities in Associates. As of May 1, 1996, the directors and officers of the General Partner, as a group, beneficially owned 5.7% of the common stock of Associates, including options to purchase 638,000 shares exercisable within 60 days of May 1, 1996, and shares as to which voting power is shared with others. Of this amount, Mr. Riepe owned 2.3% of such stock (1,364,000 shares, including 85,000 shares which may be acquired by Mr. Riepe upon the exercise of stock options, 140,000 shares held in trusts for members of Mr. Riepe's family and 40,000 shares held by a member of Riepe's family, as to which Mr. Riepe disclaims beneficial ownership, and 82,000 shares held in a charitable foundation of which Mr. Riepe is a trustee and as to which Mr. Riepe has shared voting and disposition power). Mr. Hopkins owned 1.1% (635,000 shares, including 108,000 shares which may be acquired by Mr. Hopkins upon the exercise of stock options). No other director or officer owns 1% or more of the common stock of Associates.

     There exists no arrangement, known to the Fund, the operation of which may at any subsequent date result in a change in control of the Fund.