Form 10-Q
period 1996-06-30
PRICE T ROWE REA INCOME FD IV AMERICAS SALE COMM FR REA EST
filed 1996-08-15
CIK 826315

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996


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

                 The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners on pages 1-3 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

          Reinvestment and Redemption Plans

                 The public offering of Units was terminated on September 30, 1988, and additional Units have been sold only in connection with the Partnership's reinvestment plan. As of June 30, 1996, additional capital in the amount of $6,811,000 has been raised from cash distributions reinvested and 163,510 additional Units were issued in connection therewith. Of this amount $2,957,000 has been used to redeem 83,196 Units.

                 The General Partner has determined to terminate the Partnership's Reinvestment Plan, effective after the distribution for the quarter ended June 30, 1996. (Additional capital of $135,000 is anticipated from such distribution, which will be made in August, 1996.) This determination was made based on a belief that the Partnership will have sufficient capital for the remaining life of the Partnership, which is currently estimated at two to three years.

                 Amounts previously raised from the Reinvestment Plan and not utilized for redemption of Units or other Partnership purposes will continue to be available for such purposes, subject to the limitation in the Partnership's Agreement of Limited Partners that reinvestments not so utilized within 24 months of their receipt shall be returned to the Limited Partners. At the current time, the Partnership has approximately $1.2 million in such proceeds.

          PART II - OTHER INFORMATION

          Item 5.  Other Information

                 The  Partnership  owns   a  20%  interest  in   a  general
          partnership, Fairchild 234, the other general partners of which are certain other affiliated partnerships. Fairchild 234 owns a note secured by a dead of trust on Fairchild Corporate Center, located in Irvine, California. This property was acquired outright in February, 1994 by a corporation, the stockholders of which are the partners of Fairchild 234. Prior to February, 1994, the Partnership s investment in the property was accounted for as an in-substance foreclosed property. The property is currently classified as held for sale in the Partnership s balance sheet. The property consists of two three-story office buildings containing approximately 116,490 gross square feet located on approximately 6.3 acres of land.

                 Fairchild 234 has entered into a contract for the sale of its interest in this property for a total sales price of approximately $10 million. The transaction is expected to close by the end of August, 1996. The purchaser, Spieker Properties, L.P. is not an affiliate of the Partnership, its general partners, the Partnership s investment adviser or the Partnership s investment manager.

                 Net book value at the date of sale is expected to be approximately $1.4 million, which represents approximately 5% of the Partnership's assets. Net proceeds to the Partnership are expected to be approximately $1.9 million in cash.

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


                                         T. ROWE  PRICE REALTY  INCOME FUND
                     IV,
                                         AMERICA'S SALES-COMMISSION-FREE
                                         REAL ESTATE LIMITED PARTNERSHIP



                                         By:  T.  Rowe Price  Realty Income
                                              Fund  IV   Management,  Inc.,
                                              General Partner



          Date:      August 15, 1996          By: /s/Kenneth J. Rutherford
                                                  Kenneth J. Rutherford
                                                  Assistant Vice President



          Date:      August 15, 1996          By: /s/Joseph P. Croteau
                                                  Joseph P. Croteau
                                                  Principal Financial
                                                  Officer of the Partnership
                                                  and Controller



























          The Quarterly Report to Limited Partners for the Quarter ended June 30, 1996 should be inserted here.


QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1996

FELLOW PARTNERS:

During our recent annual review of the strategic plan for the Fund, we concluded that the alignment between (1) the fundamental operating environment and (2) capital flows into real estate is the best it has been for a number of years. New construction was rather stagnant, occupancy and rental rates appeared to be stabilizing or improving, and returns on real estate investments started to improve. Property values also began showing signs of recovery in a number of areas.

NCREIF Total Return

                      1993         1994         1995         95Q2-96Q1
                      _____        _____        _____       __________

All Properties        0.6%         6.9%         8.9%            9.5%

Source:  NCREIF-Classic Index, LaSalle Advisors Investment Research.

      Money is again flowing into real estate investments, particularly into Real Estate Investment Trusts (REITS) who, in turn, have become active buyers. The strong capital infusion provided by REITS in particular has contributed to a more liquid market for good properties. And, for reasons we will discuss later, it appears market conditions will continue to improve. As a result, we believe the time is right to begin liquidating the Fund's six properties shown on page 2. If the generally favorable environment continues, and barring any significant change in local market conditions, our plan calls for the last property to be sold by the end of 1998. While this is our target date, a variety of factors could cause the timeframe to accelerate or be delayed.

      As has been true in the past, the timing of individual sales within the expected liquidation period will be governed by our assessment of the benefits to our partners of holding versus selling immediately and by the availability of interested buyers. Some properties appear to be candidates for near-term liquidation, while others may take a little longer based on property type and the local market.

      Perhaps some historical perspective will be helpful at this point. In October 1988, the final partners were admitted to the Fund, while the first property, Tierrasanta in San Diego, had been purchased in April of that year in a joint venture with Realty Income Funds II and III. The sixth, and final, acquisition was made in July 1992 when the Fund purchased Metropolitan. Based on our outlook for the real estate environment during the acquisition phase, we anticipated holding the properties for no more than seven to 10 years. Therefore, assuming we successfully complete our disposition plan, the timing will be in line with our original expectations. As you may recall, we did take advantage of a specific opportunity to sell Metropolitan, an industrial property in Dallas Country, Texas. The net proceeds of this 1994 sale were distributed to you in November of that year.

Results of Operations

Rental income was flat in the second quarter and down for the first six months of 1996 relative to the comparable 1995 periods. As was true earlier in the year, Tierrasanta, which the Fund owns jointly with Realty Income Funds II and III, was the only property to show increased revenues and greater income from operations.

      Also continuing their first-quarter performance, Goshen Plaza, Westbrook Commons, and Fairchild were the driving forces behind the decline in net income for the six-month period. The lower average leased status hurt Goshen's rental income comparison, while the significant increase in snow removal costs in the first quarter continued to penalize the income from operations for the first half.

      At Westbrook, revenues were down only slightly, but the first quarter increase in expenses, while individually insignificant, had a noticeable effect in the aggregate. We are pleased to report that the leased status improved modestly at these three properties during the quarter ended June 30, 1996, and LaSalle is optimistic about activity over the remainder of the year.

      We are also pleased to report that Kent Sea Park became 100% leased after quarter-end, and demand for space in this market should remain strong in the near term.

      The outlook at Tierrasanta is not so bright. While we are making every effort to minimize the effect of the expiration of a lease for 38% of the property, we want to caution that it may take a while to fill this space because the market is somewhat soft.

Cash Distributions

Cash from operations again allowed us to make the planned $0.40 per-unit distribution for the second quarter. As the year progresses, we will reevaluate this amount and report if any changes are appropriate.

      As the statement of cash flows indicates, distributions were down significantly from the prior-year levels. This was the major reason for the increase in this year's cash position versus a decrease last year. The August 1996 distribution is the last one which will be reinvested, so the lack of reinvestment will be a factor in future cash flows. The primary purpose of the reinvestment plan was to provide cash for the repurchase of Fund shares. Based on recent repurchase activity, the Fund has sufficient cash from prior reinvestments to continue to buy back shares for the next two years.





Real Estate Investments (Dollars in thousands)
__________________________________________________________________________________________________

                               Leased Status   Average Leased Status     Contribution to Net Income
                               ____________  _________________________   __________________________
                    Gross
Property          Leasable       June 30,    Six Months Ended June 30,    Six Months Ended June 30,
Name           Area (Sq. Ft.)      1996      1995                1996      1995               1996
_____________   ____________     _________ _________           _________ _________          _________
Tierrasanta         104,236         100%        76%               100%     $  38              $  92
Goshen Plaza         45,546          76         88                 75        122                 28
Westbrook
  Commons           121,558          96         98                 94        224                166
Burnham
  Building           71,168         100        100                100         98                 91
Kent Sea Park       138,157          93         99                 99        160                159
                  _________   _________  _________          _________  _________          _________
                    480,665          95         93                 96        642                536
Held for Sale
  Fairchild         104,823          79         80                 73         31                (14)
                  _________   _________  _________          _________  _________          _________
                    585,488          92         91                 92        673                522
Fund Expenses
  Less Interest
  Income                  -           -          -                  -       (115)              (122)
                  _________   _________  _________          _________  _________          _________
Total               585,488          92%        91%                92%      $558               $400




Disposition Update

We had received an unsolicited offer for Fairchild Corporate Center when we last communicated with you. A purchase and sale agreement has now been signed, and the sale is expected to close by the end of August. The net proceeds from the sale are estimated at $9.8 million, and 20% will be distributed to you in November if the deal closes as anticipated. Realty Income Funds II and III account for the remaining interest in this property.

      Now that we are in the portfolio liquidation phase, some properties may be managed differently than if we were planning to hold them for a longer period. For instance, if a property would require a significant infusion of capital in order to stabilize its occupancy around the 90% to 95% level, LaSalle might make concessions on the sale price and give the new owners the flexibility to make their own changes. We measure our capital expenditures against the potential for an immediate return on our investment. Obviously, the more we put into a property, the more we expect to get out of it.

      One practice which does not change, however, is our close watch on day-to-day expenses. LaSalle will continue to re-bid service contracts, appeal real estate tax increases or seek reassessments, and take whatever other steps it can to pare the costs of operating the properties in order to make them more attractive to potential buyers.

      Another change we have noted in the overall commercial real estate market is that buyers appear to have shortened their investment horizon. Rather than the seven to 10-year holding period we envisioned when building the Fund's portfolio, buyers are now looking at a five-year timeframe. As a result, in negotiating new and renewal leases, LaSalle will try to manage lease terms and expirations to achieve the five-year average cash flows and cap rates currently demanded by the market.

Outlook

A number of factors point to continued improvement for real estate in the near future. Within the market itself, speculative construction remains sparse in most areas, and foreclosure rates are falling. In addition, low unemployment, subdued inflation, favorable interest rates, and increasing returns from real estate relative to stocks and bonds contribute to a more optimistic outlook.

      The return of large institutional investors, especially the REITs, means there is more capital available for real estate investment and, therefore, a market more accommodating to property sales. Of equal importance, the rate of return (or "cap" rate) required by potential buyers tends to decline as investment dollars flow into real estate. The relationship between cap rates and real estate values is like that between interest rates and bond prices - lower rates mean rising values.

      Future reports will update you on our progress toward liquidating the portfolio. The purpose of this discussion is to inform you of the improving conditions we see in the real estate market and to outline our liquidation strategy. We are optimistic that our plan is reasonable and will continue working hard to bring it to fruition. Our focus in selling your holdings is the same as that we employed in acquiring and managing each property - to serve the interests of our partners.

      Sincerely,




      James S. Riepe
      Chairman

August 9, 1996

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

                                                  June 30,   December 31,
                                                    1996         1995
                                                 ___________ ____________
Assets
Real Estate Property Investments
  Land . . . . . . . . . . . . . . . . . . . . .  $   7,918    $   8,502
  Buildings and Improvements . . . . . . . . . .     17,514       18,295
                                                   ________     ________
                                                     25,432       26,797
  Less:  Accumulated Depreciation and
     Amortization. . . . . . . . . . . . . . . .     (3,993)      (3,848)
                                                   ________     ________
                                                     21,439       22,949
  Held for Sale. . . . . . . . . . . . . . . . .      1,351            -
                                                   ________     ________
                                                     22,790       22,949
Cash and Cash Equivalents. . . . . . . . . . . .      1,839        1,733
Accounts Receivable
  (less allowances of $257 and $367) . . . . . .        490          623
Other Assets . . . . . . . . . . . . . . . . . .        249          280
                                                   ________     ________
                                                  $  25,368    $  25,585
                                                   ________     ________
                                                   ________    ________
Liabilities and Partners' Capital
Security Deposits and Prepaid Rents. . . . . . .  $     187    $     200
Accrued Real Estate Taxes. . . . . . . . . . . .        384          353
Accounts Payable and Other Accrued Expenses. . .        224          234
Minority Interest. . . . . . . . . . . . . . . .        688          688
                                                   ________     ________
Total Liabilities. . . . . . . . . . . . . . . .      1,483        1,475
Partners' Capital. . . . . . . . . . . . . . . .     23,885       24,110
                                                   ________     ________
                                                  $  25,368    $  25,585
                                                   ________     ________
                                                   ________     ________

See the accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands except per-unit amounts)

                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                    1996         1995     1996       1995
                                  ________     ________ ________   ________
Revenues
Rental Income. . . . . . . . . .  $    854   $    856   $  1,716   $  1,763
Interest Income. . . . . . . . .        16         30         41         47
                                  ________   ________   ________   ________
                                       870        886      1,757      1,810
                                  ________   ________   ________   ________
Expenses
Property Operating Expenses. . .       199        220        413        383
Real Estate Taxes. . . . . . . .       144        143        291        283
Depreciation and Amortization. .       202        187        391        362
Management Fee to
  General Partner. . . . . . . .        31         36        103         72
Partnership Management Expenses.        95         84        159        152
                                  ________   ________   ________   ________
                                       671        670      1,357      1,252
                                  ________   ________   ________   ________
Net Income . . . . . . . . . . .  $    199   $    216   $    400   $    558
                                  ________   ________   ________   ________
                                  ________   ________   ________   ________

Activity per Limited Partnership Unit
Net Income . . . . . . . . . . .  $   0.25   $   0.28   $   0.51   $   0.73
                                  ________   ________   ________   ________
                                  ________   ________   ________   ________
Cash Distributions Declared. . .  $   0.40   $   0.47   $   0.80   $   0.94
                                  ________   ________   ________   ________
                                  ________   ________   ________   ________
Weighted Average Number of
  Units Outstanding. . . . . . .   772,629    767,088    772,478    762,739
                                  ________   ________   ________   ________
                                  ________   ________   ________   ________

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
Unaudited
(In thousands)

                                  General     Limited
                                  Partner    Partners     Total
                                 ________    ________   ________

Balance, December 31, 1995 . . .  $    (72)  $ 24,182   $ 24,110
Net Income . . . . . . . . . . .         4        396        400
Reinvestments in Units . . . . .         -        285        285
Redemptions of Units . . . . . .         -       (237)      (237)
Cash Distributions . . . . . . .        (1)      (672)      (673)
                                   _______    _______    _______
Balance, June 30, 1996 . . . . .  $    (69)  $ 23,954   $ 23,885
                                   _______    _______    _______
                                   _______    _______    _______

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

                                                    Six Months Ended
                                                        June 30,
                                                    1996         1995
                                                  _________    _________

Cash Flows from Operating Activities
Net Income . . . . . . . . . . . . . . . . . . .  $     400    $     558
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
  Depreciation and Amortization. . . . . . . . .        391          362
  Other Changes in Assets and Liabilities. . . .        172          120
                                                   ________     ________
Net Cash Provided by Operating Activities. . . .        963        1,040
                                                   ________     ________
Cash Flows Used in Investing Activities
Investments in Real Estate . . . . . . . . . . .       (232)        (242)
                                                   ________     ________
Cash Flows from Financing Activities
Cash Distributions . . . . . . . . . . . . . . .       (673)      (1,578)
Reinvestments in Shares. . . . . . . . . . . . .        285          680
Repurchases of Shares. . . . . . . . . . . . . .       (237)        (120)
                                                   ________     ________
Net Cash Used in Financing Activities. . . . . .       (625)      (1,018)
                                                   ________     ________
Cash and Cash Equivalents
Net Increase (Decrease) during Period. . . . . .        106         (220)
At Beginning of Year . . . . . . . . . . . . . .      1,733        2,327
                                                   ________     ________
At End of Period . . . . . . . . . . . . . . . .  $   1,839    $   2,107
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

      The unaudited interim financial information contained in the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements contained in the 1995 Annual Report to Partners.


NOTE 1 - TRANSACTIONS WITH RELATED PARTIES AND OTHER

As compensation for services rendered in managing the affairs of the Partnership, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. The General Partner earned a partnership management fee of $103,000 during the first six months of 1996. In addition, the General Partner's share of cash available for distribution from operations totaled $6,000 for the first six months of 1996.

      In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $31,000 for communications and administrative services performed on behalf of the Partnership during the first six months of 1996.

      An affiliate of the General Partner earned a normal and customary fee of $2,000 from the money market mutual funds in which the Partnership made its interim cash investments during the first six months of 1996.

      LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting and other related services to the Partnership. LaSalle's reimbursement for such expenses during the first six months of 1996 totaled $40,000.

      An affiliate of LaSalle earned $47,000 in the first six months of 1996 as property manager for several of the Partnership's properties.

NOTE 2 - PROPERTY HELD FOR SALE

Fairchild 234, a general partnership in which the Partnership holds a 20% interest, holds a note secured by a deed of trust on Fairchild Corporate Center. The other general partners are affiliates of the Partnership. Fairchild 234 has entered into an agreement to sell its interest in Fairchild Corporate Center, and the transaction is anticipated to close in the third quarter, with estimated net proceeds to the Partnership of $1,952,000. The net book value of the Partnership's interest in Fairchild Corporate Center is classified as held for sale in the accompanying balance sheets and was $1,352,000 at June 30, 1996. Results of operations at the property resulted in a net loss of $14,000 for the six months ended June 30, 1996, and net income of $31,000 for the six months ended June 30, 1995.

NOTE 3 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $0.40 per unit to Limited Partners of the Partnership as of the close of business on June 30, 1996. The Limited Partners will receive $309,000, and the General Partner will receive $3,000.