Form 10-Q
period 1996-09-30
PRICE T ROWE REA INCOME FD IV AMERICAS SALE COMM FR REA EST
filed 1996-11-14
CIK 826315

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996


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

                 The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners on page 1 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

          Reinvestment and Redemption Plans

                 The public offering of Units was terminated on September 30, 1988, and additional Units have been sold only in connection with the Partnership's reinvestment plan. As of September 30, 1996, additional capital in the amount of $6,946,201 has been raised from cash distributions reinvested and 167,873 additional Units were issued in connection therewith. Of this amount $3,114,209 has been used to redeem 88,822 Units.

                 The General Partner terminated the Partnership's Reinvestment Plan, effective after the distribution for the quarter ended June 30, 1996. This determination was made based on a belief that the Partnership will have sufficient capital for the remaining life of the Partnership, which is currently estimated at two to three years.

                 Amounts previously raised from the Reinvestment Plan and not utilized for redemption of Units or other Partnership purposes will continue to be available for such purposes, subject to the limitation in the Partnership's Agreement of Limited Partners that reinvestments not so utilized within 24 months of their receipt shall be returned to the Limited Partners. At the current time, the Partnership has approximately $1.17 million in such proceeds.

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


                                         T. ROWE  PRICE REALTY  INCOME FUND
                     IV,
                                         AMERICA'S SALES-COMMISSION-FREE
                                         REAL ESTATE LIMITED PARTNERSHIP



                                         By:  T.  Rowe Price  Realty Income
                                              Fund  IV   Management,  Inc.,
                                              General Partner



          Date:  November 14, 1996       By: /s/Kenneth J. Rutherford
                                              Kenneth J. Rutherford
                                              Vice President



          Date:  November 14, 1996       By: /s/Joseph P. Croteau
                                              Joseph P. Croteau
                                              Principal Financial Officer
          of                                  the Partnership and
                                              Controller






























          The Quarterly Report to Limited Partners for the Quarter ended September 30, 1996 should be inserted here.


QUARTERLY REPORT
FOR THE PERIOD ENDED
SEPTEMBER 30, 1996

FELLOW PARTNERS:

Your portfolio's year-to-date operating results were affected favorably by the gain on the sale of Fairchild and by higher rental income and greater income from operations at Tierrasanta and Kent Sea Park. The average leased status improved at both of these properties, and rental rates were also up at Kent Sea Park. The business park in Kent, Washington, is a popular product in a healthy market, so demand for space at the property should remain strong in the near term.
      At Tierrasanta, however, as we anticipated, a tenant that occupied 38% of the total space did not renew its lease, which expired at the end of August. There is interest in the property, but we want to caution that the costs associated with re-leasing, including making the buildings more accessible to the physically challenged, may be high.
      Continuing their first-half performance, Goshen Plaza and Westbrook Commons suffered from a lower average leased status. At Westbrook, the effect of the lower occupancy was exacerbated by slight increases in all expense categories except bad debt by the timing of operating expense recoveries, which will ultimately be passed along to tenants. On a positive note, Goshen is now 88% leased, up 12 percentage points from the June 30, 1996, level and more in line with market occupancy conditions.
      The Fund's cash position increased significantly over last year, primarily because of the inclusion of the proceeds from the sale of Fairchild, which will be distributed to you in November. Cash distributed to limited partners was less than in the first nine months of 1995, thus favorably affecting the relative cash balance positions.

Cash Distributions

Cash from operations again allowed us to make the planned $0.40 per-unit distribution for the third quarter. After the year ends, we will evaluate this amount and, if deemed appropriate, make a change in the fourth quarter.
      An additional $2.53 per unit is being paid to you for the Fund's 20% share of the Fairchild sale proceeds. As you may remember, Realty Income Funds II and III owned the other 80% of that property. As we move forward in the process of liquidating the Fund's properties, our primary focus will shift from the production of income to the strategic positioning of the properties to maximize potential sales proceeds.

Outlook

With the exception of Tierrasanta, occupancy at the Fund's properties remained stable or improved relative to their June 30, 1996, levels. In LaSalle's opinion, this trend should continue into next year. We are aggressively pursuing the re-leasing of Tierrasanta, but we want to caution, as we did in the June report, that it may take a while because of competitive conditions in that submarket.
      We will also continue to poise the rest of the properties to take advantage of their more favorable operating environments. In addition, we will be closely analyzing each property to determine the optimum time to begin an active marketing program.

      Sincerely,




      James S. Riepe
      Chairman

November 8, 1996

Real Estate Investments (Dollars in thousands)
____________________________________________________________________________
                        Leased      Average Leased         Contribution to
                        Status          Status               Net Income
                        _______    ________________      __________________
             Gross                 Nine Months Ended      Nine Months Ended
Property   Leasable    September     September 30,          September 30,
Name     Area(Sq. Ft.) 30, 1996    1995     1996          1995     1996
________   _________   _________ ________ ________      ________  _______

Tierra-
 santa     104,236        62%        76%      96%       $  70  $   138
Goshen
 Plaza      45,546        88         87       78          133       22
Westbrook
 Commons   121,558        97         98       95          338      263
Burnham
 Building   71,168       100        100      100          144      135
Kent Sea
 Park      138,157       100         98      100          222      253
          ________      ____       ____     ____        _____   ______
           480,665        90         92       96          907      811

Properties
 Sold            -         -          -        -           33      585

Fund Expenses
  Less Interest
  Income         -         -          -        -         (162)    (177)
          ________      ____       ____     ____        _____   ______
Total      480,665        90%        92%      96%        $778   $1,219

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands)

                                          September 30,     December 31,
                                              1996              1995
                                           ___________      ____________
Assets
Real Estate Property Investments
 Land. . . . . . . . . . . . . . . . . .  $   7,918         $   8,502
 Buildings and Improvements. . . . . . .     17,615            18,295
                                           ________          ________
                                             25,533            26,797
 Less:  Accumulated Depreciation
  and Amortization . . . . . . . . . . .     (4,168)           (3,848)
                                           ________          ________
                                             21,365            22,949
Cash and Cash Equivalents. . . . . . . .      3,725             1,733
Accounts Receivable
 (less allowances of $303 and $367). . .        516               623
Other Assets . . . . . . . . . . . . . .        263               280
                                           ________          ________
                                          $  25,869         $  25,585
                                           ________          ________
                                           ________          ________
Liabilities and Partners' Capital
Security Deposits and Prepaid Rents. . .  $     182         $     200
Accrued Real Estate Taxes. . . . . . . .        327               353
Accounts Payable and
 Other Accrued Expenses. . . . . . . . .        301               234
Minority Interest. . . . . . . . . . . .        688               688
                                           ________          ________
Total Liabilities. . . . . . . . . . . .      1,498             1,475
Partners' Capital. . . . . . . . . . . .     24,371            24,110
                                           ________          ________
                                          $  25,869         $  25,585
                                           ________          ________
                                           ________          ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In thousands except per-unit amounts)

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                  1996        1995     1996        1995
                                 _______     _______  _______     _______

Revenues
Rental Income. . . . . . . . .   $  842      $  888   $2,558     $2,651
Interest Income. . . . . . . .       32          22       73         69
                               ________    ________ ________   ________
                                    874         910    2,631      2,720
                               ________    ________ ________   ________
Expenses
Property Operating
 Expenses. . . . . . . . . . .      223         243      636        626
Real Estate Taxes. . . . . . .      134         138      425        421
Depreciation and
 Amortization. . . . . . . . .      175         211      566        573
Management Fee to
 General Partner . . . . . . .       31          36      134        108
Partnership Management
 Expenses. . . . . . . . . . .       74          62      233        214
                               ________    ________ ________   ________
                                    637         690    1,994      1,942
                               ________    ________ ________   ________
Income from Operations before
 Gain on Real Estate Sold. . .      237         220      637        778
Gain on Real Estate Sold . . .      582           -      582          -
                               ________    ________ ________   ________
Net Income . . . . . . . . . .   $  819      $  220   $1,219     $  778
                               ________    ________ ________   ________
                               ________    ________ ________   ________
Activity per Limited
 Partnership Unit
Net Income . . . . . . . . . .   $ 1.04      $ 0.28   $ 1.56     $ 1.01
                               ________    ________ ________   ________
                               ________    ________ ________   ________
Cash Distributions Declared
  from Operations. . . . . . .   $ 0.40      $ 0.47   $ 1.20     $ 1.41
  from Sale Proceeds . . . . .     2.53           -     2.53          -
                               ________    ________ ________   ________
Total Distributions
 Declared. . . . . . . . . . .   $ 2.93      $ 0.47   $ 3.73     $ 1.41
                               ________    ________ ________   ________
                               ________    ________ ________   ________
Weighted Average Number
 of Units Outstanding. . . . .  779,979     768,999  772,471    764,673
                               ________    ________ ________   ________
                               ________    ________ ________   ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
Unaudited
(In thousands)

                              General        Limited
                              Partner       Partners         Total
                             ________       ________       ________

Balance,
 December 31, 1995 . . . .   $   (72)       $24,182        $24,110
Net Income . . . . . . . .        12          1,207          1,219
Reinvestments
 in Units. . . . . . . . .         -            421            421
Redemptions of Units . . .         -           (394)          (394)
Cash Distributions . . . .        (4)          (981)          (985)
                             _______        _______        _______
Balance,
 September 30, 1996. . . .   $   (64)       $24,435        $24,371
                             _______        _______        _______
                             _______        _______        _______

See the accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

                                                 Nine Months Ended
                                                   September 30,
                                              1996              1995
                                           ___________       ___________
Cash Flows from Operating Activities

Net Income . . . . . . . . . . . . . . .  $   1,219         $     778
Adjustments to Reconcile Net Income
 to Net Cash Provided by
 Operating Activities
  Depreciation and Amortization. . . . .        566               573
  Gain on Real Estate Sold . . . . . . .       (582)                -
  Other Changes in Assets
   and Liabilities . . . . . . . . . . .        141                55
                                           ________          ________
Net Cash Provided by
 Operating Activities. . . . . . . . . .      1,344             1,406
                                           ________          ________
Cash Flows from Investing Activities
Proceeds from Property Disposition . . .      1,956                 -
Investments in Real Estate . . . . . . .       (350)             (375)
                                           ________          ________
Net Cash Provided by (Used in)
 Investing Activities. . . . . . . . . .      1,606              (375)
                                           ________          ________
Cash Flows from Financing Activities
Cash Distributions . . . . . . . . . . .       (985)           (1,943)
Reinvestments in Units . . . . . . . . .        421               840
Repurchases of Units . . . . . . . . . .       (394)             (228)
                                           ________          ________
Net Cash Used in
 Financing Activities. . . . . . . . . .       (958)           (1,331)
                                           ________          ________
Cash and Cash Equivalents
Net Increase (Decrease)
 during Period . . . . . . . . . . . . .      1,992              (300)
At Beginning of Year . . . . . . . . . .      1,733             2,327
                                           ________          ________
At End of Period . . . . . . . . . . . .  $   3,725         $   2,027
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

NOTE 1 - TRANSACTIONS WITH RELATED PARTIES AND OTHER

As compensation for services rendered in managing the affairs of the Partnership, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. The General Partner earned a partnership management fee of $134,000 during the first nine months of 1996. In addition, the General Partner's share of cash available for distribution from operations totaled $9,000 for the first nine months of 1996.
      In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $48,000 for communications and administrative services performed on behalf of the Partnership during the first nine months of 1996.
      An affiliate of the General Partner earned a normal and customary fee of $3,000 from the money market mutual funds in which the Partnership made its interim cash investments during the first nine months of 1996.
      LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting and other related services to the Partnership. LaSalle's reimbursement for such expenses during the first nine months of 1996 totaled $60,000.
      An affiliate of LaSalle earned $63,000 in the first nine months of 1996 as property manager for several of the Partnership's properties.

NOTE 2 - PROPERTY DISPOSITIONS

On August 28, 1996, Fairchild Corporate Center, an office property in which the Partnership had a 20% interest, was sold. The Partnership has subsequently received net proceeds of $1,956,000. The net book value of the Partnership's interest at the date of sale was $1,374,000, after deduction of accumulated depreciation, and previously recorded permanent impairments. Accordingly, the Partnership recognized a $582,000 gain on the sale of this property in the third quarter.
      Income from operations for this property, before the gain on real estate sold, was $3,000 and $33,000 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 3 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $2.93 per unit to Limited Partners of the Partnership as of the close of business on September 30, 1996. The distribution totals $2,268,000 and represents $0.40 per unit from operations and $2.53 per unit from Fairchild Corporate Center sale proceeds. The Limited Partners will receive $2,265,000, and the General Partner will receive $3,000.