Form 10-K
period 1996-12-31
PRICE T ROWE REA INCOME FD IV AMERICAS SALE COMM FR REA EST
filed 1997-03-27
CIK 826315

page1
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

Portions of the Annual Report to Limited Partners of the Partnership for the fiscal year ended December 31, 1996 dated
February 7, 1997 and filed with the Commission as Exhibit 13 is incorporated in Parts I, II and IV by reference.

Index to Exhibits is located on page 21.

                           T. ROWE PRICE REALTY INCOME FUND IV,
              AMERICA'S SALES-COMMISSION-FREE REAL ESTATE
     LIMITED PARTNERSHIP


                                           INDEX

                                                      Page

PART I.

 Item 1.     Business                                          4
 Item 2.     Properties                                        9
 Item 3.     Legal Proceedings                         10
 Item 4.     Submission of Matters to a            10
             Vote of Security Holders

PART II.

 Item 5.     Market for the Partnership's Limited         10
             Partnership Interests and
             Related Security Holder Matters
 Item 6.     Selected Financial Data                             12
 Item 7.     Management's Discussion and Analysis    13
             of Financial Condition and Results of
             Operations
 Item 8.     Financial Statements and Supplementary      17
             Data
 Item 9.     Changes in and Disagreements with              17
             Accountants on Accounting and
             Financial Disclosure


PART III.

 Item 10.    Directors and Executive Officers of the         17
             Partnership
 Item 11.    Executive Compensation                               19
 Item 12.    Security Ownership of Certain Beneficial     20
             Owners and Management
 Item 13.    Certain Relationships and Related                 21
             Transactions


PART IV.

 Item 14.    Exhibits, Financial Statement Schedules        21
             and Reports on Form 8-K

                                          PART I

Item 1.  Business

T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited
Partnership (the "Partnership"), was
formed on November 17, 1987, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating and disposing of primarily existing income-producing commercial and industrial real properties. On February 26, 1988, the Partnership commenced an offering of $75,000,000 of Limited Partnership Units ($50 per Unit) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-18965) (the "Registration Statement"). The Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 (the "Prospectus") sets forth a complete description of the business of the Partnership in the sections entitled
"Investment Objectives" and "Fund Policies" on pages 17 - 24 of the Prospectus, which pages are incorporated by reference herein. The Gross Proceeds from the offering totaled
$34,605,000, and an additional $25,000 was contributed by the initial limited partner, T. Rowe Price Real Estate Group, Inc.
There were 4,657 Limited Partners as of March 17, 1997. The offering terminated on September 30, 1988, and no additional
Units will be sold. The Partnership had a reinvestment plan, which was terminated in August of 1996. As of the termination of the plan, 167,874 additional Units had been sold at prices ranging from $31 to $50 per Unit, for a total of $6,947,000. Pursuant to the Partnership's Redemption Plan, 95,050 Units have been redeemed as of March 17, 1997 for a total of $3,287,000. As of March 17, 1997 there were 765,422 Units outstanding.

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

The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable. In 1996, three of the Partnership's properties produced 15% or more of the Partnership's revenue:
Westbrook Commons (32%), Kent Sea Park (22%), and Goshen Plaza (19%). In 1995, three of the Partnership's investments produced 15% or more of the Partnership's revenue: Westbrook Commons (32%), Kent Sea Park (21%), and Goshen Plaza (19%). In 1994, three of the Partnership's investments produced 15% or more of the Partnership's revenue: Westbrook Commons (27%), Goshen Plaza (22%), and Kent Sea Park (16%). In none of these periods did any tenant produce more than 10% of the Partnership's revenues from real estate operations.

The Partnership owned a 20% interest in a general partnership, Fairchild 234, the other general partners of which were certain other affiliated partnerships. Fairchild 234 owned a note secured by a deed of trust on Fairchild Corporate Center, located in Irvine, California. This property was acquired outright in February, 1994 by a corporation, the stockholders of which are the partners of Fairchild 234. Prior to February, 1994, the Partnership's investment in the property was accounted for as an in-substance foreclosed property. In August, 1996, Fairchild 234 sold its interest in this property for a total sales price of $10 million. The purchaser, Spieker Properties, L.P. is not an affiliate of the Partnership, its general partners, or the Partnership's investment adviser. Net book value of the Partnership's interest at the date of sale was $1.4 million, which represented approximately 6.0% of the Partnership's assets. Net proceeds to the Partnership were $1,956,000.

During 1996, the Partnership reviewed its portfolio and operating plans with the intent to dispose of all its operating properties by the end of 1998, and to thereafter distribute all of the Partnership's net assets to the partners. In this regard, the Partnership has received solicited and unsolicited offers to purchase one or more of its properties, and is pursuing some of these offers. Although there is no assurance that the Partnership will achieve the disposition of all its operating properties during the proposed time frame, the disposition of operating properties is expected to cause a significant decrease in the Partnership's operating activities in future periods.

The Partnership also sold one of its investment properties, Metropolitan Industrial, in 1994 for a net sales price of $5,870,000 resulting in a gain of approximately $577,000. The Partnership owns directly and through joint venture partnerships the properties or interests listed in Schedule III to this Report, "Real Estate and Accumulated Depreciation," which is set forth in Exhibit 99(b) to this Report, and which is incorporated by reference herein and contains information as to acquisition date and total cost of each of the properties. Additional information regarding these properties and/or interests, including percentage leased as of December 31, 1996 is set forth in the table, "Real Estate Holdings," appearing on page 4 of the Partnership's 1996 Annual Report to Limited Partners which is hereby incorporated by reference herein. A brief narrative description of each investment follows.

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

The property lost one 39,971 square-foot tenant when the tenant's lease expired, and one tenant was renewed for 8,305 square-foot space to bring the leased status to 62% at year-end versus 100% at year-end 1995. During 1997, only one lease covering 8,900 square feet expires. There has been interest in the vacant space, and the market is tightening but several competitive properties have comparable space available.

Tierrasanta Research Park is part of the Kearny Mesa research and development ("R&D")/office market. The Park competes against both R&D and office buildings. Overall activity in the submarket has been good, with approximately 1,475,000 square feet of gross absorption for the year in R&D space, and slightly higher rents than year-end 1995, as discussed below. Vacancy rates at year-end 1996 were approximately 8.0% and 15.4% for R&D space and office space, respectively, versus approximately 13% and 19%, respectively, for the previous year.

Rental rates in this submarket at year-end for R&D space range between $6.60 and $9.00 per square foot net of expenses, with tenant improvements ranging between $5.00 and $15.00 per square foot. Office rents are ranging between $10.80 and $16.20 per square foot with tenant improvements ranging anywhere from $7.00 to $20.00 per square foot. There continue to be several 15,000 to 25,000 square foot buildings available for lease in the Kearney Mesa submarket which compete directly with the Tierrasanta vacancy.

 During 1996, the Partnership recorded a provision for value impairment of $1,099,000 in connection with Tierrasanta. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of the project through future operations over a shorter anticipated holding period and the ultimate sale of the property.

Westbrook Commons

The Partnership owns a 50% interest in Penasquitos 34, a joint venture with RIF III. Penasquitos 34 owns a 100% interest in Westbrook Commons Shopping Center ("Westbrook Commons"), a neighborhood shopping center in the Village of Westchester, Illinois, a Chicago suburb. The property contains 122,000 rentable square feet of space.

Three new, five renewal, and one expansion lease totaling 19,952 square feet, were signed during the year. Despite three tenants that did not renew their leases, including one tenant that was lost due to credit reasons, the property's occupancy increased slightly from 96% to 98% by year end 1996. Leases representing only 7% of the property's total leasable area expire in 1997. Activity from prospective tenants has been good.

The Westchester market in which the project is located continues to remain a stable and relatively healthy environment for retailers. Grocery anchored centers such as Westbrook Commons have proven to be the most successful for service/convenience based retailers. Little fluctuation has occurred in the overall vacancy and rental rates throughout the submarket. Industry figures place the vacancy rate for the competitive centers within a three-mile radius of Westbrook Commons at approximately 2%.
The average rental rates in the submarket increased $0.00- $2.00 per square foot per year for Class A space.

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

Goshen Plaza consists of four buildings: two multi-tenant buildings on either side of a single-tenant building occupied by a People's Drug Store and a free-standing, single-tenant restaurant building on a pad. The total gross leasable area of the Center is 46,000 square feet.

Goshen Plaza ended the year at 88% leased which was up thirteen percentage points from the previous year. Two leases covering 2,844 square feet expired in 1996, and three new and one renewal leases totaling 9,004 square feet were signed during the year. Strong leasing efforts produced the lease signings, including a new 4,200 square foot restaurant. Leases representing 6% of the property's total leasable area expire in 1997.

Goshen Plaza competes primarily with nine other neighborhood shopping centers located within a five mile radius, ranging in size from 11,000 square feet to 165,000 square feet and totaling approximately 782,000 square feet. Vacancy in these projects is currently 9% versus 4% for the previous year. The increase in vacancy can be attributed to one large tenant who vacated a center within the subject's sub-market. Retail activity in the Montgomery County submarket continues to improve slightly from the prior year, as market rates have moved upward $2.00 to $6.00 per square foot net of taxes, insurance and utilities ("NNN") from $13.00 to $18.00 per square foot NNN in the prior year. Tenants signing new leases within this market are typically negotiating one to two months of free rent on a five-year term.

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

The downsizing of IBM's 1.0 million square-foot personal computer manufacturing headquarters in Boca Raton in the late 1980's created a glut of space that prompted the deterioration of this flex office/industrial market. In 1996, IBM continued to reduce their commitment to space in the area. However, the market is almost fully absorbed and industrial space is still somewhat scarce. Overall market rents have remained stable. Rental rates for low-finish industrial buildings are at an average of between $3.50 to $9.50 per square foot per year NNN. No new significant speculative projects are expected in the near future, due to high land costs and restrictive zoning regulations.

 Kent Sea Park

The Partnership owns a 100% interest in Kent Sea Park which is located in the southern end of the Kent Valley industrial market, four miles southeast of the Seattle-Tacoma International Airport and about 15 miles south of downtown Seattle. The property consists of two one-story warehouse buildings containing 138,000 square feet located on 3.7 acres.

The property's year-end occupancy decreased to 95% from 97% in 1995. Although two new and two expansion leases totaling 26,382 square feet were signed in 1996, the Partnership was unable to release 2,400 square feet vacated by two tenants who did not renew their leases. Leases representing 15% of the project expire in 1997.

The property continues to compare favorably to the Kent Valley industrial market, which remains relatively strong overall. In 1996 there was a slight decline in the average occupancy level to 95% versus 96% the previous year due to increased construction. Total square footage in the submarket is approximately 70 million square feet. Although additional construction is expected to occur in 1997, occupancy and rental rates at Kent Sea Park should remain relatively stable near term as much of the new construction is expected to be designed for larger tenants than those which exist at the property.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                          PART II

Item 5. Market For The Partnership's Limited Partnership
Interests and Related Security Holder Matters

There were 4,657 Limited Partners as of March 17, 1997. There is no active public market for the Units. However, in the fourth quarter of 1996, one bidder, who is not affiliated with the General Partner or LaSalle, made a tender offer for the Units, at a price of $22 per Unit, less the amount per Unit of distributions declared or paid during a specified period. As of February 28, 1997, sales of 11,323 Units to the bidder pursuant to the tender offer have been presented for processing.

The Partnership had a reinvestment plan, which was terminated in August of 1996. As of the termination of the plan, 167,874 additional Units had been sold at prices ranging from $31 to $50 per Unit, for a total of $6,947,000. Pursuant to the Partnership's Redemption Plan, 95,050 Units have been redeemed as of March 17, 1997 for a total of $3,287,000. As of March 17, 1997 there were 765,422 Units outstanding.

The Partnership has a redemption plan, whereby Limited Partners have the opportunity to present some or all of their Units to the Partnership for redemption, and to have those Units redeemed provided the Partnership then has sufficient proceeds from the reinvestment plan available for this purpose. Under the redemption plan, the redemption price per Unit is 90% of the estimated fair market value of a Unit as determined from time to time. Completed redemption requests must be received in good order by the Partnership at least 60 days prior to the end of a quarter for the Units to qualify for redemption at the end of that quarter. In addition, redemptions will only be permitted if at least one of the following conditions is satisfied: (i) total redemptions and transfers (other than Excluded Transfers, as defined below) during the Partnership's fiscal year do not exceed 5% of the Units outstanding; (ii) total redemptions and transfers (other than Excluded Transfers) during the Partnership's fiscal year do not exceed 10% of the Units outstanding and total transfers (other than redemptions and Excluded Transfers) do not exceed 2% of Units outstanding; or (iii) the General Partner has received an opinion of counsel satisfactory to the General Partner or a favorable Internal Revenue Service ("IRS") ruling that such transfer will not result in the Partnership being classified as a "publicly traded partnership" for such year. As of March 17, 1997, 2,329 Units had been redeemed in 1997 for a total of $63,504. The plan may be terminated by the General Partner at any time.

In 1987, the IRS adopted certain rules concerning "publicly traded partnerships." The effect of being classified as a publicly traded partnership would be that income produced by the Partnership would be classified as portfolio income rather than passive income. On November 29, 1995, the IRS adopted final regulations ("Final Regulations"), describing when interests in partnerships will be considered to be publicly traded. The Final Regulations do not take effect with respect to existing partnerships until the year 2006. Due to the nature of the Partnership's income and to the low volume of transfers of Units, it is not anticipated that the Partnership will be treated as a publicly traded partnership under currently applicable rules and interpretations or under the Final Regulations. However, in the event the transfer of Units presented for transfer within a tax year of the Partnership could cause the partnership to be treated as a "publicly traded partnership" for federal tax purposes, the General Partner will accept such transfers only after receiving from the transferor or the transferee an opinion of reputable counsel satisfactory to the General Partner that the recognition of such transfers will not cause the Partnership to be treated as a "publicly traded partnership" under the Internal Revenue Code of 1986, as amended. The General Partner is closely monitoring this situation in light of the recent tender offer.

Cash distributions declared to the Limited Partners during the two most recent fiscal years are as follows:

          Distribution                Amount of
          for the                     Distributions
          Quarter Ended               per Unit


          March 31, 1995              0.47
          June 30, 1995               0.47
          September 30, 1995          0.47
          December 31, 1995           0.47
          March 31, 1996              0.40
          June 30, 1996               0.40
          September 30, 1996          2.93
          December 31, 1996           0.75

All of the foregoing distributions were paid from cash flows from operating activities, with the exception of the distribution for the quarter ended September 30, 1996 which included $2.53 per Unit from the proceeds of the sale of Fairchild Corporate Center.

There are no material legal restrictions on the Partnership's present or future ability to make distributions in accordance with the provisions of the Agreement of Limited Partnership. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, below, for a discussion of the Partnership's ability to continue to make future distributions.

At the end of 1996, the Partnership conducted its annual formal unit valuation. The valuation of the Partnership's properties was performed by the General Partner, and then reviewed by an independent professional appraiser to assess the analysis and assumptions utilized. The estimated investment value of limited partnership Units resulting from this process was $31.05 per Unit. After adjusting for the February 1997 distribution, the estimated value is $30.30. In general, Units cannot currently be sold at a price equal to this estimated value, and this valuation is not necessarily representative of the value of the Units when the Partnership ultimately liquidates its holdings.

Item 6.  Selected Financial Data

The following sets forth a summary of the selected financial data for the Fund:

                      (Dollars in thousands except per-unit amounts)

                                 YEARS ENDED DECEMBER 31,

                      1996         1995     1994      1993        1992

Total assets                 $22,717   $25,585  $26,206  $32,652   $33,129
  at year-end

Total revenues            $3,465      $3,706     $4,112    $4,230     $3,959
Net income                    $415      $1,044     $1,095    $1,358        $725
Net income
  per Unit                      $.53         $1.35        $1.45  $1.80  $0.97
Cash distributions
  declared per Unit       4.48         $1.88       $11.25       $2.57     $2.79

Notes:

1. The above financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this report.

2. The figures for Net income include permanent value impairments of $1,099,000 in 1996 and $733 in 1994 and valuation allowances (recoveries) of $(3) in 1994, $75 in 1993 and $510 in 1992, and gain from the sale of the Partnership's interest in Fairchild Corporate Center of $582 in 1996, and from the sale of the Metropolitan Industrial property of $577 in 1994.

3. The figures above for Net income (loss) per Limited Partner Unit include permanent value impairments of $1.42 per Unit in 1996 and $0.97 per Unit in 1994, and valuation allowances (recoveries) of $(.01) per Unit in 1994, $0.10 per Unit in 1993 and $0.68 per Unit in 1992. Also includes gain from the sale of Fairchild Corporate Center of $.75 per Unit in 1996, and gain from sale of the Metropolitan Industrial Building of $0.77 per Unit in 1994.

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

The public offering of Units was terminated on September 30, 1988, and additional Units will be sold only in connection with the Partnership's reinvestment plan. As of August, 1996, when the plan was terminated, additional capital in the amount of $6,947,000 had been raised from cash distributions reinvested and 167,874 Units issued in connection therewith. Of this amount $2,861,000 has been used to redeem Units. The remaining funds from the reinvestment plan will be used, to the extent necessary, to repurchase Units in connection with the Partnership's redemption plan; the balance will be available for investment in real estate or for cash reserves.

The Partnership originally purchased six properties or interests therein on an all-cash basis, and made an investment in an interest in a participating mortgage loan, completing the initial acquisition phase of its business plan. Through December 31, 1996 the Partnership had sold two property investments: the Metropolitan Industrial property and Fairchild Corporate Center, in which the Partnership had a 20% interest.

As of December 31, 1996 the cost of the Partnership's remaining real estate investments, including subsequent improvements, was $26,356,000. The Partnership has also recorded provisions for value impairments in connection with these properties totaling $1,832,000. In recording the new carrying basis for these properties, in accordance with Statement of Financial Accounting Standards No. 121, which was adopted in 1996, the Partnership offset the properties' accumulated depreciation balances, totaling $1,293,000 against their historical cost. Accumulated depreciation and amortization after this reclassification equals $3,050,000. Therefore, investment in real estate for financial reporting purposes including properties held for sale, after accumulated depreciation, amortization and valuation allowances, was $20,181,000 as of December 31, 1996.

The Partnership expects to incur capital expenditures during 1997 totaling approximately $400,000 for tenant improvements, lease commissions, and other major repairs and improvements. The majority of these expenditures are dependent on the execution of leases with new and renewing tenants, including a substantial portion for the renovation of the large vacant space at Tierrasanta. While the percentage of leases expiring is lower than in 1996, the Partnership's business plan now calls for the disposition of all of its real estate investments by the end of 1998. In order to strategically position the properties for sale, the Partnership will place greater emphasis on entering into longer-term leases with creditworthy tenants. This strategy is likely to result in higher leasing commission and tenant improvement costs, but should result in higher sales prices for the properties than would otherwise be the case.

The Partnership maintains cash balances to fund its operating and investing activities including the costs of tenant improvements and leasing commissions, costs which must be disbursed prior to the collection of any resultant revenues. The General Partner believes that year-end cash balances and cash generated from operating activities in 1997 will be adequate to fund the Partnership's current investing and operating needs. Based on current expectations, cash distributions to partners from operating income are expected to be lower than those in 1996, because the Partnership no longer owns the Fairchild Corporate Center property, which contributed $597,000 to 1996 net income, and because the Partnership may dispose of additional properties during 1997. In 1997, management will determine cash distributions from operations each quarter based on net cash flows for the quarter, money needed to operate the properties and pay Partnership expenses, and anticipated capital needed to repair and maintain the properties and make occupancy related tenant improvements.

As of December 31, 1996, the Partnership maintained cash and cash equivalents aggregating $1,769,000, substantially unchanged from the prior year end. Net cash provided by investing activities increased by $2,146,000 due primarily to the Fairchild Corporate Center sale in 1996. Net cash used in financing activities increased by $1,724,000 due primarily to distribution of the proceeds of the Fairchild Corporate Center sale, the termination of the reinvestment plan, and an increase in the number of Units redeemed.

Operations

1996 v. 1995

The Partnership had a loss of $167,000 from operations in 1996, before the gain on the Fairchild Corporate Center sale, compared with net income of $1,044,000 in 1995. This difference is primarily due to a downward property valuation adjustment at Tierrasanta of $1,099,000 accompanied by an decreased contribution to income of $105,000 from Westbrook Commons. While conditions in the market where Tierrasanta is located are generally improving, the shortened anticipated holding period due to the Partnership's disposition plans caused it to adjust the carrying value downward.

Revenues from rental income and interest totaled $3,465,000 for the year compared with $3,706,000 a year earlier. This comparison was negatively affected by the absence of a full year's rental income from the Fairchild Corporate Center. Results were helped by a decline of $129,000 in operating expenses before valuation adjustments during the year, largely due to a decrease in bad debt expenses at Goshen Plaza.

Leases representing 9% of the portfolio's leasable square footage are scheduled to expire in 1997. These leases represent approximately 11% of the portfolio's rental income for 1996.
This amount of potential lease turnover is below normal for the types of properties in the portfolio, which typically lease to tenants under three to five year leases. The overall portfolio occupancy was 89% as of the end of 1996. Management anticipates that occupancy levels will generally remain level or increase in 1997. In most markets, new leases are generally expected to reflect level to higher market rental rates in comparison to the rates of expiring leases. To the extent that the Partnership sells one or more properties during the year, cash flow from operations would be expected to decline while cash flows from sales would increase substantially.

The Burnham property is the only single-tenant property in the Partnership's portfolio, and no single tenant accounted for more than 10% of the Partnership's revenue in 1996. The Partnership therefore does not expect any material adverse effect on revenue on account of the failure of any single tenant in 1997.

 1995 v. 1994

Net income from operations in 1995 was $1,044,000, an increase of $526,000 from 1994 (before gain on real estate sold). Properties held throughout both years contributed $675,000 over 1994 operations. Metropolitan contributed $149,000 to net income before its sale in 1994 but nothing in 1995. The effect of increased bad debt expense in 1995 at Goshen Plaza, Kent Sea Park, and Tierrasanta was more than offset by not having any valuation adjustments that year compared with $730,000 in 1994.

The absence of operations at Metropolitan accounted for a decline of $379,000 in revenues and $230,000 in expenses in 1995 relative to 1994. Proceeds from the sale of Metropolitan in June 1994 contributed a gain of $577,000 to net income in 1994.

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

Reconciliation of Financial and Tax Results

For 1996, the Partnership's book net income was $415,000 and its taxable loss was $2,084,000. The loss for tax purposes on the Fairchild Corporate Center sale was the primary reason for the difference. For 1995, the Partnership's book net income was $1,044,000 and its taxable income was $1,414,000. Interest on the loan secured by Fairchild Corporate Center, which was recognized only for tax purposes, and bad debt expense, which was recognized only for book purposes, were the primary differences between the two. For 1994, the Partnership's book net income was $1,095,000 and its taxable income was $2,167,000. The gain for tax purposes on the sale of the Metropolitan Industrial property was the primary reason for the difference. For a complete reconciliation see Note 7 to the Partnership's financial statements, which note is hereby incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

The financial statements appearing on pages 5 through 12 of the Partnership's 1996 Annual Report to Limited Partners are incorporated by reference in this Form 10-K Annual Report. The report on such financial statements of KPMG Peat Marwick LLP dated January 27, 1997, is filed as Exhibit 99(c) to this form 10-K Annual Report and is hereby incorporated by reference herein. Financial Statement Schedule III, Consolidated Real Estate and Accumulated Depreciation, is filed as Exhibit 99(b) to this Form 10-K Annual Report, and is incorporated by reference herein.

All other schedules are omitted either because the required information is not applicable or because the information is shown in the financial statements or notes thereto.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.
                                         PART III

Item 10.  Directors and Executive Officers of the Partnership

The General Partner of the Partnership is T. Rowe Price Realty Income Fund IV Management, Inc. ("RIF IV Management"), 100 East Pratt Street, Baltimore, Maryland 21202. The General Partner has the primary responsibility for overseeing the selection, evaluation, structuring, negotiation, management, and liquidation of the Partnership's investments as well as the cash management of the Partnership's liquid assets and the administration of investor services of the Partnership, including general communications, periodic reports and distributions to Limited Partners, and filings with the Securities and Exchange Commission. RIF IV Management is a wholly-owned subsidiary of T. Rowe Price Real Estate Group, Inc. ("Real Estate Group"), which is, in turn, a wholly-owned subsidiary of T. Rowe Price Associates, Inc. ("Associates"). Affiliates of the General Partner, T. Rowe Price Realty Income Fund I Management, Inc., T. Rowe Price Realty Income Fund II Management, Inc., and T. Rowe Price Realty Income Fund III Management, Inc. are the General Partners of other real estate limited partnerships sponsored by Associates. Real Estate Group is investment manager to T. Rowe Price Renaissance Fund, Ltd., a Sales-Commission-Free Real Estate Investment ("Renaissance Fund"), a real investment trust sponsored by Associates. Associates was founded in 1937 and as of December 31, 1996 managed over $99 billion in assets.



The directors and executive officers of Fund IV Management are as follows:

                                            Position with T. Rowe Price Realty
              Name                          Income Fund IV Management, Inc.

      James S. Riepe          Chairman of the Board, President,
                              also Principal Executive Officer
                              for the Partnership
      Henry H. Hopkins        Vice President and Director
      Lucy B. Robins          Vice President and Secretary
      Mark B. Ruhe            Vice President
      Alvin M. Younger, Jr.   Treasurer and Director
      Kenneth J. Rutherford   Vice President
      Joseph P. Croteau       Controller and Director, also
                              Principal Financial Officer for
                              the Partnership
      Mark S. Finn            Chief Accounting Officer for the
                              Partnership

Mr. Riepe was elected President in 1991.   Mr. Ruhe was first
elected Vice President in 1988. Mr. Croteau was first elected as Controller in 1988 and as a director in 1996, and was designated as Principal Financial Officer for the Partnership in 1992. Mr. Rutherford was first elected Vice President in 1994. Mr. Finn was designated as Chief Accounting Officer in 1996. In all other cases these individuals have served in these capacities since the inception of Fund IV Management in November, 1987. There is no family relationship among the foregoing directors or officers.

The background and business experience of the foregoing individuals is as follows:

      James S. Riepe (Born 1943) is Managing Director and Director, T. Rowe Price Associates, Inc. ("Associates") and Director of its Investment Services Division; President and Chairman of Real Estate Group and each of the general partners of
T. Rowe Price Realty Income Fund I, A No-Load Limited Partnership ("RIF I"), RIF II, and RIF III,(the "Realty Income Funds"); Chairman of six of the 42 mutual funds sponsored by Associates on which he serves as a director or trustee; Chairman of New Age Media Fund; Director, Rhone-Poulenc Rorer, Inc., a pharmaceuticals company.

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

      Kenneth J. Rutherford   (Born 1963) is Marketing Manager
for Associates since 1996 and Vice President of each of the general partners of the Realty Income Funds. Mr. Rutherford joined Associates in 1992. From 1992 to 1996 he was Assistant to the Director of Associates' Investment Services Division. From 1990 to 1992 he was a student at the Stanford Graduate School of Business.

      Joseph P. Croteau  (Born 1954) is a Vice President and
Controller of Associates, and Director and Controller of each of the general partners of the Realty Income Funds. Mr. Croteau joined Associates in 1987.

      Mark S. Finn (Born 1963) is an Assistant Vice President of Associates, and Chief Accounting Officer of the Realty Income
Funds and the Renaissance Fund.  Mr. Finn joined Associates in
1990.

No Forms 3, or Forms 4, or amendments to either of them, were furnished to the Partnership for its most recent fiscal year. Based on a review of Forms 5 furnished the Partnership for its most recent fiscal year and written representations pursuant to
Item 405(b)(2)(I) of Regulation S-K, none of the directors, officers, or beneficial owners of more than 10% of the Units, if any, nor the General Partner failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal years.

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

The percentage of outstanding interests of the Partnership held by all directors and officers of the General Partner is less than 1%. Certain officers and/or directors of the General Partner presently own securities in Associates. As of February 1, 1997, the directors and officers of the General Partner, as a group, beneficially owned 4.77% of the common stock of Associates, including options to purchase 336,000 shares exercisable within 60 days of February 1, 1997, and shares as to which voting power is shared with others. Of this amount, Mr. Riepe owned 2.34% of such stock (1,380,978 shares, including 106,400 shares which may be acquired by Mr. Riepe upon the exercise of stock options, 140,000 shares held in trusts for members of Mr. Riepe's family and 40,000 shares held by a member of Riepe's family, as to which Mr. Riepe disclaims beneficial ownership, and 82,000 shares held in a charitable foundation of which Mr. Riepe is a trustee and as to which Mr. Riepe has shared voting and disposition power). Mr. Hopkins owned 1.11% (643,768 shares, including 120,800 shares which may be acquired by Mr. Hopkins upon the exercise of stock options). Mr. Younger owned 1% (580,000 shares, including 16,500 shares which may be acquired by Mr. Younger upon the exercise of stock options, and 25,000 shares owned by a member of Mr. Younger's family as to which Mr. Younger disclaims beneficial ownership). No other director or officer owns 1% or more of the common stock of Associates.

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

In 1996, the General Partner has been reimbursed for expenses incurred by it in the administration of the Partnership and the operation of the Partnership's investments in the amount of $74,000. The General Partner's management fee in 1996 was $191,000 and its share of cash distributions totaled $15,000. An affiliate of the General Partner received a fee of $3,000 from the money market mutual funds in which the Partnership made its interim cash investments in 1996.

                                          PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

Incorporated by reference from the indicated pages of the Partnership's 1996 Annual Report to Limited Partners:

                                                       Page

    Consolidated Balance Sheets at                                      5
         December 31, 1996 and 1995
    Consolidated Statements of Operations                               6
         for each of the three years in
         the period ended December 31, 1996
    Consolidated Statements of Partners' Capital                        7
         for each of the three years in the
         period ended December 31, 1996
    Consolidated Statements of Cash Flows for                           8
         each of the three years in the period
         ended December 31, 1996
    Notes to Consolidated Financial Statements                    9-12

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

   13. Annual Report for the year ended December 31, 1996, distributed to limited partners on or about March 10, 1997.

   24.   Accountants' Consent of KPMG Peat Marwick LLP.

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

            (b)  Financial Statement Schedule III -
                 Consolidated Real Estate and Accumulated
                 Depreciation.

            (c)  Report of KPMG Peat Marwick LLP dated
                 January 27, 1997 regarding the financial statements of the Partnership.

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed for the last quarter of the period covered by this report.

            (1) Report on Form 8-K dated January 17, 1997 regarding the valuation of the Partnership's
                 Units.

                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated:   March 27, 1997      T. ROWE PRICE REALTY INCOME FUND
                     IV,  AMERICA'S SALES-COMMISSION-
                    FREE REAL  ESTATE LIMITED PARTNERSHIP

                       By:   T. Rowe Price Realty Income Fund IV
                             Management, Inc.,
                             General Partner


                             By:    /s/James S. Riepe
                                    James S. Riepe,
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated:



/s/James S. Riepe             Date: March 27, 1997
James S. Riepe,
Director and Chairman of
the Board, President
T. Rowe Price Realty Income
Fund IV Management, Inc.,
Principal Executive Officer
for the Partnership



/s/Henry H. Hopkins          Date:  March 27, 1997
Henry H. Hopkins,
Director and Vice President,
T. Rowe Price Realty Income
Fund IV Management, Inc.



/s/Alvin M. Younger, Jr.     Date:  March 27, 1997
Alvin M. Younger, Jr.,
Director and Treasurer,
T Rowe Price Realty Income
Fund IV Management, Inc.

/s/Joseph P. Croteau         Date:  March 27, 1997
Joseph P. Croteau, Controller,
Director and Principal
Financial for the Partnership



/s/Mark S. Finn              Date:  March 27, 1997
Mark S. Finn
Chief Accounting Officer for
the Partnership
T.  Rowe Price Realty Income
Fund IV Management, Inc.
The Annual Report to Limited Partners for
the Year ended December
31, 1996 should be inserted here.


ANNUAL REPORT
FOR THE PERIOD ENDED
DECEMBER 31, 1996

FELLOW PARTNERS:

Now that we have initiated the disposition phase of your Fund, the amount of your distributions and the estimated value of a Fund unit will be influenced more by sales than by operations. As a result, we thought it appropriate to begin this report by providing you with the estimated unit value of the Fund and then with a report on your fourth quarter distribution.
     At this stage of your Fund's life cycle, our primary focus is shifting from the production of income to the strategic positioning of Fund properties to maximize potential sales proceeds.

Unit Valuation

As you know, at the end of each year we employ a third-party appraiser to review and assess the analysis and assumptions used to prepare an estimated current value of the properties held in your Fund. We then use these valuations to prepare an estimated unit value, which may not be representative of the value of your units when the Fund ultimately liquidates. Nor is there any assurance that you could sell your units today at a price equal to the current estimated value.
     At December 31, 1996, the estimated unit value of the Fund was $31.05. After adjusting for our February distribution of $0.75, the value per unit is $30.30. Total appreciation for the year, including net appreciation on the property sold, is 5.9%.
     As you may recall, we mailed this information to you in a letter dated January 22, 1997, in response to the offerings made to you by other investors. While we cannot assure that you will ultimately receive the exact amount of the estimated unit value, we believe our valuation process has been sound, and we want you to be as well-informed as possible about the value of your investment. Our objective is to supply you with the information you need to make the best decisions based on your particular circumstances.


Real Estate Investments (Dollars in thousands)
_________________________________________________________________

                                        Average     Contribution
                       Leased Status  Leased Status to Net Income
                        ___________   _____________ ____________

               Gross                     Twelve        Twelve
             Leasable                 Months Ended  Months Ended
Property       Area    December 31,   December 31,  December 31,
Name         (Sq. Ft.)     1996        1995  1996   1995  1996
_________   __________  __________     _____ _____  _____ _____

Tierrasanta   104,200        62%        75%   87% $  113  $(976)

Goshen Plaza   45,500         88         84    81    80     143

Westbrook
  Commons     121,600         98         98    96   472     367

Burnham
  Building     71,200        100        100   100   199     181

Kent Sea Park 138,200         95         97    99   341     355
             ________       ____       ____  ____ _____  ______

              480,700         89         92    94 1,205      70

Properties Sold     -          -          -     -    31     597
Fund Expenses
  Less Interest
  Income            -          -          -     -  (192)   (252)
             ________       ____       ____  ____ _____  ______

Total         480,700        89%        92%   94% $1,044  $ 415

Cash Distributions

     The Fund declared a fourth quarter distribution from operations of $0.75 per unit, bringing the total distributions from operations for the year to $1.95. Additionally, $2.53 per unit was paid out to you during the year from sales proceeds for the Fund's 20% share of Fairchild, resulting in total distributions of $4.48 per unit for 1996. Future distributions will be determined each quarter based on cash flow, anticipated capital requirements, and the status of property dispositions.

Results of Operations

The Fund had a loss of $167,000 from operations in 1996, before the gain on property sold during the year, compared with net income of $1,044,000 in 1995. This difference is primarily due to a valuation impairment of $1,099,000 at Tierrasanta, accompanied by a $105,000 decline in contribution to income from Westbrook Commons caused by normal tenant turnover. This decline in income from operations was partly offset by the $582,000 gain on the sale of Fairchild. While conditions in Tierrasanta's submarket are generally improving, the shortened anticipated holding period due to our disposition plans caused us to adjust the carrying value downward. Property carrying amounts for financial statement purposes should not be confused with the estimated fair market values used to determine your estimated unit value.
     Revenues from rental income and interest income resulted in total gross revenues of $3,465,000 for the year compared with $3,706,000 a year earlier. This comparison was negatively affected by the absence of a full year's rental income from Fairchild. Results were helped by a decline of $129,000 in operating expenses before the valuation adjustment during the year, largely due to a decrease in bad debt expenses at Goshen Plaza.
     At the property level, the average leased status of Fund properties increased by two percentage points to 94% in 1996. At Westbrook Commons, three new leases, five renewals, and one expansion lease were signed during the year. Previously, three tenants had not renewed, including one lost due to credit reasons. The lower average leased status at this property was temporary and the property remains healthy.
     As we reported previously, a tenant that occupied 38% of Tierrasanta did not renew its lease, which expired at the end of August. There is interest in the property and the market is tightening, but several competitive properties have comparable space available, and we cannot be sure when this space will be re-leased.
     Goshen enjoyed an increase in leased status over the year. Three new leases and one renewal accounted for much of the boost. New tenants in this suburban Maryland retail center include a large restaurant, which has brought the property to near market occupancy levels.

Outlook

Currently, the Fund has no properties held for sale, but we will begin to market them soon. Some of you have asked why we are beginning to sell now, just as the market has been exhibiting signs of strengthening.
Our primary goal is to take advantage of rising property values as the Fund nears the end of its planned lifespan. As real estate markets have been improving during the past few years, we have used the opportunity to capture higher prices for investors.
     As usually happens in improving markets, the turnaround in real estate is broadly encouraging an increasing supply of new properties, which could eventually lead to an oversupply and softer prices down the road. This is normal as the real estate cycle runs its course. While we do not expect a recession in either real estate or the general economy to emerge in the near future, the country's economic expansion is almost six years old and is approaching an advanced stage, by historical measures.
     It is possible that by selling Fund properties during the next few years, we might miss some further advances in real estate values. However, with prices currently rising due to strong tenant and investor demand, supply growing in many markets, and the Fund nearing the end of its planned lifespan, we believe it is prudent to sell into that strength while prices are on the upswing.

     Sincerely,

     James S. Riepe
     Chairman

February 7, 1997

                      REAL ESTATE HOLDINGS
                        December 31, 1996
                         (In thousands)

                                          Date     Carrying
Property Name       Type and Location   Acquired    Amount
_______________     ________________    _________  ________

Tierrasanta         Business Park         5/88      $  2,303
                    San Diego,
                    California

Goshen Plaza        Retail                11/90        6,146
                    Gaithersburg,
                    Maryland

Westbrook           Retail                12/90        4,897
   Commons          Westchester,
                    Illinois

Burnham Building    Warehouse             01/91        2,225
                    Boca Raton,
                    Florida

Kent Sea Park       Industrial            08/91        4,610
                    Kent, Washington
                                                     _______

                                                    $ 20,181
                                                     _______
                                                     _______



                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                       December 31, December 31,
                                           1996         1995
                                        ___________ ____________

Assets

Real Estate Property Investments
 Land  . . . . . . . . . . . . . . .     $   7,413  $   8,502
 Buildings and Improvements. . . . .        15,818     18,295
                                          ________   ________

                                            23,231     26,797

 Less:  Accumulated Depreciation and
    Amortization . . . . . . . . . .        (3,050)    (3,848)
                                          ________  ________

                                            20,181     22,949
Cash and Cash Equivalents. . . . . .         1,769      1,733
Accounts Receivable (less
 allowances of $28
 and $367) . . . . . . . . . . . . .           525        623
Other Assets . . . . . . . . . . . .           242        280
                                          ________   ________

                                         $  22,717  $  25,585
                                          ________   ________
                                          ________   ________

Liabilities and Partners' Capital
Security Deposits and
 Prepaid Rents . . . . . . . . . . .     $     209  $     200
Accrued Real Estate Taxes. . . . . .           358        353
Accounts Payable and
 Other Accrued
 Expenses. . . . . . . . . . . . . .           270        234
Minority Interest. . . . . . . . . .           688        688
                                          ________   ________

Total Liabilities. . . . . . . . . .         1,525      1,475

Partners' Capital. . . . . . . . . .        21,192     24,110
                                          ________   ________

                                         $  22,717  $  25,585
                                          ________   ________
                                          ________   ________

The accompanying notes are an integral part of the consolidated financial statements.

              CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands except per-unit amounts)

                                  Years Ended December 31,
                                  1996       1995     1994
                                _________  __________________

Revenues

Rental Income. . . . . . . .    $ 3,366   $ 3,616  $   3,950
Interest Income. . . . . . .         99        90        162
                                _______   _______    _______

                                  3,465     3,706      4,112
                                _______   _______    _______

Expenses

Property Operating
  Expenses . . . . . . . . .        709       940        823
Real Estate Taxes. . . . . .        568       589        635
Depreciation and
  Amortization . . . . . . .        745       786        873
Decline of Property
  Values . . . . . . . . . .      1,099         -        730
Management Fee to General
  Partner. . . . . . . . . .        191        85        267
Partnership Management
  Expenses . . . . . . . . .        320       262        266
                                _______   _______    _______

                                  3,632     2,662      3,594
                                _______   _______    _______

Income (Loss)
  from Operations before
  Real Estate Sold . . . . .       (167)    1,044        518
Gain on Real Estate Sold . .        582         -        577
                                _______   _______    _______

Net Income . . . . . . . . .    $   415   $ 1,044  $   1,095
                                _______   _______    _______
                                _______   _______    _______

Activity per Limited
  Partnership Unit

Net Income . . . . . . . . .    $  0.53   $  1.35  $    1.45
                                _______   _______    _______
                                _______   _______    _______

Cash Distributions Declared
  from Operations. . . . . .    $  1.95   $  1.88  $    2.62
  as Return of
  Capital. . . . . . . . . .          -         -       0.78
  from Sale Proceeds . . . .       2.53         -       7.85
                                _______   _______    _______

Total Distributions
  Declared . . . . . . . . .    $  4.48   $  1.88  $   11.25
                                _______   _______    _______
                                _______   _______    _______

Weighted Average Number of
  Units Outstanding. . . . .    773,703   766,443    747,028
                                _______   _______    _______
                                _______   _______    _______

The accompanying notes are an integral part of the consolidated financial statements.

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                         (In thousands)

                                General    Limited
                                Partner   Partners     Total
                               ________   ________   ________

Balance,
  December 31, 1993. . . . .    $   (47)  $31,186    $31,139
Net Income . . . . . . . . .          8     1,087      1,095
Reinvestments in
  Units. . . . . . . . . . .          -       792        792
Redemptions of
  Units. . . . . . . . . . .          -      (632)      (632)
Cash Distributions . . . . .        (19)   (7,700)    (7,719)
                                _______   _______    _______

Balance,
  December 31, 1994. . . . .        (58)   24,733     24,675
Net Income . . . . . . . . .         10     1,034      1,044
Reinvestments in
  Units. . . . . . . . . . .          -       999        999
Redemptions of
  Units. . . . . . . . . . .          -      (299)      (299)
Cash Distributions . . . . .        (24)   (2,285)    (2,309)
                                _______   _______    _______

Balance,
  December 31, 1995. . . . .        (72)   24,182     24,110
Net Income . . . . . . . . .          4       411        415
Reinvestments in
  Units. . . . . . . . . . .          -       421        421
Redemptions of
  Units. . . . . . . . . . .          -      (502)      (502)
Cash Distributions . . . . .         (7)   (3,245)    (3,252)
                                _______   _______    _______

Balance, December 31, 1996 .    $   (75)  $21,267    $21,192
   . . . . . . . . . . . . .    _______   _______    _______
   . . . . . . . . . . . . .    _______   _______    _______

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                   Years Ended December 31,
                                    1996       1995      1994
                                   _______    _______   _______

Cash Flows from Operating Activities
Net Income . . . . . . . . . .    $   415   $ 1,044   $  1,095
Adjustments to Reconcile
  Net Income to
  Net Cash
  Provided by Operating
  Activities
  Depreciation and
    Amortization . . . . . . .        745       786        873
  Decline of Property
    Values . . . . . . . . . .      1,099         -        730
  Gain on Real Estate
    Sold . . . . . . . . . . .      (582)         -      (577)
  Change in Accounts
    Receivable, Net
    of Allowances. . . . . . .         94       (1)      (139)
  Change in Other
    Assets . . . . . . . . . .         35     (125)       (27)
  Change in Accounts
    Payable and
    Other Accrued
    Expenses . . . . . . . . .         36      (86)         24
  Other Changes in
    Assets and
    Liabilities. . . . . . . .         14        30        (6)
                                  _______   _______    _______
Net Cash Provided by
  Operating
  Activities . . . . . . . . .      1,856     1,648      1,973
                                  _______   _______    _______

Cash Flows from Investing
  Activities
Proceeds from
  Property
  Disposition. . . . . . . . .      1,956         -      5,870
Investments in Real
  Estate . . . . . . . . . . .      (443)     (633)      (290)
                                  _______   _______    _______

Net Cash Provided by
  (Used in)
  Investing
  Activities . . . . . . . . .      1,513     (633)      5,580
                                  _______   _______    _______

Cash Flows Used in
  Financing Activities
Cash Distributions . . . . . .    (3,252)   (2,309)    (7,719)
Reinvestments in
  Units. . . . . . . . . . . .        421       999        792
Redemptions of
  Units. . . . . . . . . . . .      (502)     (299)      (632)
                                  _______   _______    _______

Net Cash Used in Financing
  Activities . . . . . . . . .    (3,333)   (1,609)    (7,559)
                                  _______   _______    _______

Cash and Cash Equivalents
Net Increase
  (Decrease)
  during Year. . . . . . . . .         36     (594)        (6)
At Beginning
  of Year. . . . . . . . . . .      1,733     2,327      2,333
                                  _______   _______    _______

At End of
  Year . . . . . . . . . . . .    $ 1,769   $ 1,733   $  2,327
                                  _______   _______    _______
                                  _______   _______    _______

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership (the "Partnership"), was formed on November 17, 1987, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating, and disposing of existing income-producing commercial and industrial real estate properties. T. Rowe Price Realty Income Fund IV Management, Inc., is the sole General Partner. The initial offering resulted in the sale of 692,598 limited partnership units at $50 per unit.
     The Partnership had a reinvestment plan whereby the Limited Partners could elect to have their cash distributions automatically reinvested in additional units of the Partnership, or fractions thereof, instead of receiving cash payments. The reinvestment price per unit was the estimated fair market value of the unit as determined by the General Partner in accordance with the partnership agreement. During 1996, the reinvestment program was terminated. A total of 167,874 units were purchased under this plan from reinvestments of $6,947,000.
     The Partnership has a redemption plan whereby Limited Partners may request that the Partnership redeem their units. Since September 30, 1992, the redemption price of a unit has been equal to 90% of the estimated fair market value of a unit as determined by the General Partner in accordance with the partnership agreement. As of December 31, 1996, 92,722 units had been redeemed under this plan for a total of $3,227,000.
     In accordance with provisions of the partnership agreement, income from operations is allocated and related cash distributions are generally paid to the General and Limited Partners at the rates of 1% and 99%, respectively. Sale or refinancing proceeds are generally allocated first to the Limited Partners in an amount equal to their capital contributions, next to the Limited Partners to provide specified returns on their adjusted capital contributions, next 3% to the General Partner, with any remaining proceeds allocated 85% to the Limited Partners and 15% to the General Partner. Gain on property sold is generally allocated first between the General Partner and Limited Partners in an amount equal to the depreciation previously allocated from the property and then in the same ratio as the distribution of sale proceeds. Cash distributions, if any, are made quarterly based upon cash available for distribution, as defined in the partnership agreement. Cash available for distribution will fluctuate as changes in cash flows and adequacy of cash balances warrant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership's financial statements are prepared in accordance with generally accepted accounting principles which requires the use of estimates and assumptions by the General Partner.
     The accompanying consolidated financial statements include the accounts of the Partnership and its pro-rata share of the accounts of Tierrasanta 234 and Penasquitos 34 (Westbrook Commons), both of which are California general partnerships, in which the Partnership has 40% and 50% interests, respectively. They also include the Partnership's pro-rata share of the accounts of Fairchild 234, a California general partnership in which the Partnership had a 20% interest prior to disposition of the property on August 28, 1996. The other partners in these ventures are affiliates of the Partnership. Additionally, the accounts of Goshen Road Limited Partnership, a Maryland limited partnership in which the Partnership has a 90% controlling general partnership interest have been consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
     Depreciation is calculated primarily on the straight-line method over the estimated useful lives of buildings and improvements, which range from five to 40 years. Lease commissions and tenant improvements are capitalized and amortized over the life of the lease using the straight-line method.
     Cash equivalents consist of money market mutual funds, the cost of which approximates fair value.
     The Partnership uses the allowance method of accounting for doubtful accounts. Provisions for uncollectible tenant receivables in the amounts of $34,000, $269,000, and $102,000 were recorded in 1996, 1995, and 1994, respectively. Bad debt expense is included in Property Operating Expenses.
     The Partnership will review its real estate property investments for impairment whenever events or changes in circumstances indicate that the property carrying amounts may not be recoverable. Such a review results in the Partnership recording a provision for impairment of the carrying value of its real estate property investments whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The General Partner believes that the estimates and assumptions used in evaluating the carrying value of the Partnership's properties are appropriate; however, changes in market conditions and circumstances could occur in the near term which would cause these estimates to change.
     Rental income is recognized on a straight-line basis over the term of each lease. Rental income accrued, but not yet billed, is included in Other Assets and aggregates $188,000 and $192,000 at December 31, 1996 and 1995, respectively.
     Under provisions of the Internal Revenue Code and applicable state taxation codes, partnerships are generally not subject to income taxes; therefore, no provision has been made for such taxes in the accompanying consolidated financial statements.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

As compensation for services rendered in managing the affairs of the Partnership, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. The General Partner earned partnership management fees of $191,000, $85,000, and $267,000 in 1996, 1995, and 1994, respectively. In addition, the General Partner's share of cash available for distribution from operations, as discussed in Note 1, totaled $15,000, $15,000, and $20,000 in 1996, 1995, and 1994, respectively.
     In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $74,000, $58,000, and $55,000 for communications and administrative services performed on behalf of the Partnership during 1996, 1995, and 1994, respectively.
     An affiliate of the General Partner earned a normal and customary fee of $3,000, $6,000, and $17,000 from the money market mutual funds in which the Partnership made its interim cash investments during 1996, 1995, and 1994, respectively.
     LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting, and other related services to the Partnership. LaSalle's reimbursement for such expenses during each of the last three years totaled $80,000.
     An affiliate of LaSalle earned $84,000, $78,000, and $73,000 in 1996, 1995, and 1994, respectively, for property management fees and leasing commissions on tenant renewals and extensions at several of the Partnership's properties.

NOTE 4 - PROPERTY DISPOSITIONS

In June 1994, the Partnership sold Metropolitan Industrial and received net proceeds of $5,870,000. The net book value of this property at the time of disposition was $5,293,000, after accumulated depreciation expense. Accordingly, the Partnership recognized a gain of $577,000. Results of operations at the property were $149,000 in 1994.
     On August 28, 1996, Fairchild Corporate Center, an office property in which the Partnership had a 20% interest, was sold. The Partnership received net proceeds of $1,956,000. The net book value of the Partnership's interest at the date of sale was $1,374,000, after deduction of accumulated depreciation, and previously recorded impairments. Accordingly, the Partnership recognized a $582,000 gain on the sale of this property. Income from operations for this property, before the gain on real estate sold, was $15,000, $31,000, and $82,000 in 1996, 1995, and 1994,
respectively.

NOTE 5 - PROPERTY VALUATIONS

On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which changed the Partnership's method of accounting for its real estate property investments when circumstances indicate that the
carrying amount of a property may not be recoverable.   Measurement
of an impairment loss on an operating property is now based on the estimated fair value of the property, which becomes the property's new cost basis, rather than the sum of expected future cash flows. Properties held for sale continue to be reflected at the lower of historical cost or estimated fair value less anticipated selling costs. In addition, properties held for sale are no longer depreciated.
     Based upon a review of current market conditions, estimated holding period, and future performance expectations of each Partnership property, the General Partner has determined that the net carrying value of Tierrasanta may not be fully recoverable from future operations and disposition, and recognized impairment charges of $1,099,000 in 1996 and $730,000 in 1994.

NOTE 6 - LEASES

Future minimum rentals (in thousands) to be received by the Partnership under noncancelable operating leases in effect at December 31, 1996, are:


                 1997           $ 2,227
                 1998             1,840
                 1999             1,242
                 2000               891
                 2001               677
              Thereafter          3,841
                                _______

                Total           $10,718
                                _______
                                _______

NOTE 7 - RECONCILIATION OF FINANCIAL STATEMENT TO TAXABLE INCOME

As described in Note 2, the Partnership has not provided for an income tax liability; however, certain timing differences exist between amounts reported for financial reporting and federal income tax purposes. These differences are summarized below for the last three years:

                                 1996      1995       1994
                               ___________________  ________
                                      (In thousands)

Book net income
  (loss) . . . . . . . . . .  $    415   $ 1,044   $ 1,095
Allowance for
  doubtful accounts. . . . .      (320)      246        74
Property valuation
  and losses on
  disposition. . . . . . . .    (2,218)        -       730
Normalized and
   prepaid rents . . . . . .        44       (93)      (65)
Interest income. . . . . . .         -       252       254
Other items. . . . . . . . .        (5)      (35)       79
                              ________  ________   ________

Taxable income
  (loss) . . . . . . . . . .  $(2,084)   $ 1,414   $ 2,167
                              ________  ________  ________
                              ________  ________   ________

NOTE 8 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $.75 per unit to Limited Partners of the Partnership as of the close of business on December 31, 1996. The Limited Partners will receive
$576,000, and the General Partner will receive $6,000.

INDEPENDENT AUDITORS' REPORT

To the Partners
T. Rowe Price Realty Income Fund IV,
America's Sales-Commission-Free Real Estate Limited Partnership:

We have audited the accompanying consolidated balance sheets of T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Chicago, Illinois
January 27, 1997