Form 10-Q
period 1997-03-31
PRICE T ROWE REA INCOME FD IV AMERICAS SALE COMM FR REA EST
filed 1997-05-15
CIK 826315

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Registrant's telephone number, including area code: 1-800-638-5660

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

Redemption Plan

        The General Partner suspended the Partnership's
Repurchase Plan, effective upon its acceptance of the offer by Glenborough Realty Trust Incorporated to purchase all of its remaining real estate investments, as more fully discussed in the Partnership's Report on Form 8-K dated April 11, 1997.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

      (a) Exhibits.

          19 - Quarterly Report Furnished to Security-Holders, including Financial Statements of the Partnership

          27 - Financial Data Schedule

         (b)   Reports on Form 8-K

          (1) Report on Form 8-K dated January 17, 1997, filed with the Commission on January 22, 1997, regarding planned quarterly distributions and current estimated unit value.

          (2) Report on Form 8-K dated April 11, 1997, filed with the Commission on April 14, 1997, relating to the execution of a definitive contract with Glenborough Realty Trust Incorporated.

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


                              T. ROWE PRICE REALTY INCOME FUND
                              IV, AMERICA'S SALES-COMMISSION-
                              FREE REAL ESTATE LIMITED
                              PARTNERSHIP



                              By:  T. Rowe Price Realty Income
                                   Fund IV Management, Inc.,
                                   General Partner



Date:  May 14, 1997                By:      /s/Kenneth J. Rutherford
                                            Kenneth J. Rutherford
                                            Vice President



Date:  May 14, 1997           By:  /s/Joseph P. Croteau
                                   Joseph P. Croteau
                                   Principal Financial Officer
                                   of the Partnership and
                                   Controller

The Quarterly Report to Limited Partners for the Quarter ended
March 31, 1997 should be inserted here.