Form 10-Q
period 1997-06-30
PRICE T ROWE REA INCOME FD IV AMERICAS SALE COMM FR REA EST
filed 1997-08-13
CIK 826315

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

          PART II - OTHER INFORMATION

          Item 5.  Other Information.

                   On July 28, 1997, the Partnership began mailing to the Limited Partners a consent solicitation statement seeking their consent to a sale of substantially all of the Partnership s assets to Glenborough Realty Trust Incorporated and to complete the liquidation of the Partnership. The solicitation will expire on September 11, 1997, unless extended.

          Item 6.  Exhibits and Reports on Form 8-K:

                   (a)
                   Exhibits.


                   19 - Quarterly Report Furnished to Security-
                   Holders,including Financial Statements of the
                   Partnership.


                   27 - Financial Data Schedule

                   (b)Reports on Form 8-K

                   None.


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


                                         T. ROWE PRICE REALTY INCOME FUND
                                         IV, AMERICA'S SALES-COMMISSION-
                                         FREE REAL ESTATE LIMITED
                                         PARTNERSHIP



                                         By:  T. Rowe Price Realty Income
                                              Fund IV Management, Inc.,
                                              General Partner



          Date:  August 14, 1997              By: /s/ Lucy B. Robins
                                                  Lucy B. Robins
                                                  Vice President



          Date:  August 14, 1997              By: /Mark S. Finn
                                                  Mark S. Finn
                                                  Chief Accounting Officer
                                                  for the Partnership
































          The Quarterly Report to Limited Partners for the Quarter ended June 30, 1997 should be inserted here.