Form 10-Q
period 1997-09-30
PRICE T ROWE REA INCOME FD IV AMERICAS SALE COMM FR REA EST
filed 1997-11-13
CIK 826315

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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

          PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                          September 30,  December 31,
                                              1997           1996
                                         ____________   ____________

          Assets

          Real Estate Property Investments
              Land  . . . . . . . . . . . .                 $   7,413
              Buildings and Improvements  .                    15,818
                                                             ________
                                                               23,231

              Less:  Accumulated Depreciation
                and Amortization  . . . . .                    (3,050)
                                                             ________
                                                               20,181

          Cash and Cash Equivalents . . . .     $   6,432       1,769

          Receivables  (less allowance of $28
              in 1996)  . . . . . . . . . .            11         525
          Other Assets  . . . . . . . . . .             -         242
                                                 ________    ________
                                                $   6,443   $  22,717
                                                 ________    ________
                                                 ________    ________

          Liabilities and Partners' Capital

          Security Deposits and Prepaid Rents               $     209
          Accrued Real Estate Taxes . . . .                       358
          Accounts Payable and Other
              Accrued Expenses  . . . . . .     $      53         270
          Minority Interest . . . . . . . .             -         688
                                                 ________    ________

          Total Liabilities . . . . . . . .            53       1,525
          Partners' Capital . . . . . . . .         6,390      21,192
                                                 ________    ________
                                                $   6,443   $  22,717
                                                 ________    ________
                                                 ________    ________

          The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands except per-unit amounts)


                                   January 1        Years Ended
                                    through         December 31,
                                 September 30,
                                        ____________________


                                      1997          1996      1995
                                   __________   _________    _________

          Revenues

          Rental Income . . . .     $   2,153    $  3,366   $   3,616
          Interest Income . . .            94          99          90
                                     ________    ________    ________
                                        2,247       3,465       3,706
                                     ________    ________    ________

          Expenses  . . . . . .

          Property Operating
              Expenses  . . . .           404         709         940
          Real Estate Taxes . .           345         568         589
          Depreciation and
              Amortization  . .           159         745         786
          Decline of Property
              Values  . . . . .             -       1,099           -
          Partnership Management
              Expenses  . . . .           433         511         347
                                     ________    ________    ________
                                        1,341       3,632       2,662
                                     ________    ________    ________

          Income (Loss) from Operations
              before Real Estate
              Sold  . . . . . .           906        (167)      1,044

          Gain on Real Estate
              Sold  . . . . . .         4,004         582           -
                                     ________    ________    ________
          Net Income  . . . . .     $   4,910    $    415   $   1,044
                                     ________    ________    ________
                                     ________    ________    ________

                                     January 1        Years Ended
                                      through         December 31,
                                    September 30,
                                 _________________

                                        1997       1996      1995
                                        ______   ________    _______

          Activity per Limited
              Partnership Unit

          Net Income  . . . . .     $    6.40    $   0.53   $    1.35
                                     ________    ________    ________
                                     ________    ________    ________

          Cash Distributions Declared
              from Operations .     $    1.34    $   1.95   $    1.88
              as Return of
                Capital . . . .          0.94           -           -
              from Sale
                Proceeds  . . .         22.71        2.53           -
                                     ________    ________    ________

          Total Distributions
              Declared  . . . .     $   24.99    $   4.48   $    1.88
                                     ________    ________    ________
                                     ________    ________    ________

          Weighted Average Number of
              Units Outstanding       765,320     773,703     766,443
                                     ________    ________    ________
                                     ________    ________    ________


          The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                    (In thousands)


                                     General     Limited
                                     Partner     Partners     Total
                                     ________    ________   ________

          Balance, December 31,
              1994  . . . . . .     $     (58)   $ 24,733   $  24,675
          Net Income  . . . . .            10       1,034       1,044
          Reinvestments in Units            -         999         999
          Redemptions of Units              -        (299)       (299)
          Cash Distributions  .           (24)     (2,285)     (2,309)
                                      _______     _______     _______

          Balance, December 31,
              1995  . . . . . .           (72)     24,182      24,110
          Net Income  . . . . .             4         411         415
          Reinvestments in Units            -         421         421
          Redemptions of Units              -        (502)       (502)
          Cash Distributions  .            (7)     (3,245)     (3,252)
                                      _______     _______      ______

          Balance, December 31,
              1996  . . . . . .           (75)     21,267      21,192
          Net Income  . . . . .             9       4,901       4,910
          Redemptions of Units              -         (96)        (96)
          Cash Distributions  .           (15)    (19,682)    (19,697)
          Capital Contribution             81           -          81
                                      _______     _______     _______

          Balance, September 30,
              1997  . . . . . .     $       0    $  6,390   $   6,390
                                      _______     _______     _______
                                      _______     _______     _______


          The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                   January 1       Years Ended
                                    through        December 31,
                                 September 30,       _________

                                      1997          1996       1995
                                 _____________     ________  __________

          Cash Flows from
              Operating Activities

          Net Income  . . . . .     $   4,910    $    415    $  1,044
          Adjustments to Reconcile
          Net Income to Net Cash
            Provided by Operating
             Activities
               Depreciation and
                  Amortization            159         745         786
               Decline of Property
                  Values  . . .             -       1,099           -
               Gain on Real Estate
                  Sold  . . . .        (4,004)       (582)          -
               Change in
                  Receivables .           452          94          (1)
               Change in Other
                  Assets  . . .            52          35        (125)
               Change in Security
                  Deposits and
                  Prepaid Rents          (209)          9           3
               Change in Accrued
                  Real Estate
                  Taxes . . . .          (358)          5          27
               Change in Accounts
                  Payable and
                  Other Accrued
                  Expenses  . .          (178)         36         (86)
                                      ________    ________    ________

          Net Cash Provided
             by Operating
             Activities . . . .           824       1,856       1,648
                                      ________    ________    ________

                                   January 1         Years Ended
                                    through          December 31,
                                 September 30,        __________

                                      1997          1996       1995
                                 _____________     ________    __________

          Cash Flows from Investing
             Activities

          Proceeds from Property
             Dispositions . . .        23,749       1,956           -
          Investments in Real
             Estate . . . . . .          (198)       (443)       (633)
                                     ________    ________    ________

          Net Cash Provided by
             (Used in) Investing
             Activities . . . .        23,551       1,513        (633)
                                     ________    ________    ________

          Cash Flows from Financing
             Activities

          Capital Contribution             81           -           -
          Cash Distributions  .       (19,697)     (3,252)     (2,309)
          Reinvestments in Units            -         421         999
          Redemptions of Units            (96)       (502)       (299)
                                      ________    ________    ________

          Net Cash Used in Financing
             Activities . . . .        (19,712)     (3,333)     (1,609)
                                      ________    ________    ________

          Cash and Cash Equivalents

          Net Change during
             Period . . . . . .         4,663          36        (594)
          At Beginning of Year          1,769       1,733       2,327
                                     ________    ________    ________

          At End of Period  . .       $ 6,432    $  1,769    $  1,733
                                     ________    ________    ________
                                     ________    ________    ________

          The accompanying notes are an integral part of the consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 1 - THE PARTNERSHIP AND ITS LIQUIDATION

          T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership (the Partnership) was formed in 1987 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating, and disposing of existing income-producing commercial and industrial real estate properties. T. Rowe Price Realty Income Fund IV Management, Inc. is the General Partner.

             The Partnership had a reinvestment plan whereby Limited Partners could elect to have cash distributions automatically reinvested in additional units of the Partnership. The price of units sold through the plan was established at least annually by the General Partner based upon the estimated value of a unit. The plan was terminated in 1996.

             The Partnership also had a redemption plan whereby Limited Partners could request that the Partnership redeem their units. The redemption price of a unit was 90% of the estimated value per unit as determined by the General Partner. The plan was terminated in 1997.

             In accordance with the provisions of the partnership agreement, income and cash distributions from operations have been allocated and paid, and gains on real estate sold before September 12, 1997, allocated, to the General and Limited Partners at rates of 1% and 99%, respectively. All sales proceeds were paid, and the gain on the liquidating sale of the Partnership's interests in its five remaining properties on September 12, 1997, were allocated, 100% to the Limited Partners.

             After the sale of its remaining properties on September 12, 1997, the Partnership entered into its final liquidating phase. Later in September, the Partnership made a partial liquidating distribution of $19,106,000 to the Limited Partners and a final distribution to the General Partner of $10,000.

             The Partnership will declare and make a final liquidating distribution of its remaining net assets based on final balances in the partners' capital accounts. This final distribution will be made by December 31, 1997, to Limited Partners only and, thereafter, the Partnership will be dissolved.

             The accompanying financial statements for 1997 include estimates of the costs of liquidating the Partnership. Results of operations from October 1, 1997, until the date of the final liquidating distribution are not expected to be significant and will consist primarily of interest income and the settlement of receivables and payables.

          NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Partnership's financial statements are prepared in accordance with generally accepted accounting principles which requires the use of estimates and assumptions by the General Partner.

             The consolidated financial statements include the accounts of the Partnership and its pro-rata share of the partnership accounts of Tierrasanta 234 and Penasquitos 34 (Westbrook Commons) in which the Partnership had 40% and 50% interests, respectively. They also include the Partnership's 20% pro-rata share of the partnership accounts of Fairchild 234 until the property's disposition in 1996. The other partners in these ventures are affiliates of the Partnership. Additionally, the accounts of Goshen Road Limited Partnership in which the Partnership had a 90% interest have been consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

             The Partnership reviewed its real estate property investments for impairment whenever events or changes in circumstances indicated that the property carrying amounts may not have been recoverable. Such a review resulted in the Partnership recording a provision for impairment of the carrying value of its real estate property investments whenever the estimated future cash flows from a property's operations and projected sale were less than the property's net carrying value.

             Depreciation was calculated primarily on the straight-line method over the estimated useful lives of buildings and improvements, which range from 5 to 40 years. Lease commissions and tenant improvements were capitalized and amortized over the life of the lease using the straight-line method.

             Cash equivalents consist of money market mutual funds, the cost of which is equivalent to fair value.

             The Partnership used the allowance method of accounting for doubtful accounts. Provisions for uncollectible tenant receivables in the amounts of $19,000, $34,000, and $269,000, were recorded in 1997, 1996, and 1995, respectively. Bad debt expense is included in Property Operating Expenses.

             Rental income was recognized on a straight-line basis over the term of each lease. Rental income accrued, but not yet billed, was included in Other Assets and aggregated $188,000 at December 31, 1996.

             Under provisions of the Internal Revenue Code and applicable state taxation codes, partnerships are generally not subject to income taxes; therefore, no provision has been made for any income taxes in the accompanying consolidated financial statements.

          NOTE 3 - PROPERTY VALUATIONS

          On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which changed the Partnership's method of accounting for its real estate property investments when circumstances indicated that the carrying amount of a property might not have been recoverable. Measurement of an impairment loss on an operating property subsequent to adoption was based on the estimated fair value of the property, which became the property's new cost basis, rather than the sum of expected future cash flows. Properties held for sale subsequent to adoption were no longer depreciated but continued to be reflected at the lower of historical cost or estimated fair value less anticipated selling costs.

             Based upon a review of market conditions, estimated holding period and future performance expectations of each Partnership property, the General Partner determined that the net carrying value of Tierrasanta was not fully recoverable from future operations and disposition, and recognized an impairment charge of $1,099,000 in 1996.

          NOTE 4 - PROPERTY DISPOSITIONS

          On August 28, 1996, Fairchild Corporate Center was sold and the Partnership received net proceeds of $1,956,000. The net book value of the Partnership's 20% interest at the date of sale was $1,374,000, after deduction of accumulated depreciation, and previously recorded declines in property value. Accordingly, the Partnership recognized a $582,000 gain on the sale of this property.

             On September 12, 1997, the Partnership sold its interests in its five remaining properties-Burnham Building, Goshen Plaza, Kent Sea Park, Tierrasanta and Westbrook Commons-to a single, third-party buyer for net proceeds of $23,749,000. The sale was approved by a majority of the Limited Partners on September 11, 1997. The net book value of the Partnership's interests in the five properties was $19,745,000 after accumulated depreciation expense and previously recorded declines in property values. Accordingly, the Partnership recognized a $4,004,000 gain on the sale of its interests in these properties.

          NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

          As compensation for services rendered in managing the Partnership, the General Partner earns a partnership management fee equal to 9% of net operating proceeds. The General Partner earned partnership management fees of $94,000, $191,000, and $85,000 in 1997, 1996, and 1995, respectively. In addition, the General Partner's share of cash available for distribution from operations, as discussed in Note 1, totaled $10,000, $15,000, and $15,000 in 1997, 1996, and 1995, respectively.

             In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $78,000, $74,000, and $58,000 for communications and administrative services performed on behalf of the Partnership in 1997, 1996, and 1995, respectively.

             An affiliate of the General Partner earned a normal and customary fee of approximately $3,000, $3,000, and $6,000 from the money market mutual funds in which the Partnership made its interim cash investments during 1997, 1996, and 1995, respectively.

             The partnership agreement includes provisions requiring that the General Partner make a capital contribution upon the liquidation of the Partnership if, at that time, the General Partner's capital account has a deficit balance. On September 24, 1997, the General Partner contributed $81,000 to the Partnership thereby increasing its capital account from a deficit balance to zero.

             LaSalle Advisors Limited Partnership (LaSalle) was the Partnership's advisor and was compensated for its advisory services directly by the General Partner. LaSalle was reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting, and other related services to the Partnership. LaSalle's reimbursement for such expenses totaled $49,000, $80,000, and $80,000 during 1997, 1996, and 1995, respectively.

             An affiliate of LaSalle earned $58,000, $84,000, and $78,000 in 1997, 1996, and 1995, respectively, for property management fees and leasing commissions on tenant renewals and extensions at several of the Partnership's properties.

          NOTE 6 - RECONCILIATION OF FINANCIAL STATEMENT TO TAXABLE INCOME

          As described in Note 2, the Partnership has not incurred any income tax liability; however, certain timing differences exist between amounts reported in net income (loss) for financial statement and federal income tax purposes. These differences (in thousands) are summarized below:

                                          1997       1996      1995
                                       _________   ________   _________
          Net income reported
              in financial
              statements  . . .     $   4,910    $    415    $  1,044
          Allowances for
              Doubtful accounts           (51)       (320)        246
              Declines of
                property
                values  . . . .        (1,833)     (2,218)          -
          Interest income . . .             -           -         252
          Other items . . . . .            56          39        (128)
                                     ________   _________    ________

          Taxable income (loss)     $   3,082    $ (2,084)   $  1,414
                                     ________   _________    ________
                                     ________   _________    ________

          INDEPENDENT AUDITORS' REPORT

          To the Partners
          T. Rowe Price Realty Income Fund IV,
          America's Sales-Commission-Free Real Estate Limited Partnership:

          We have audited the consolidated balance sheets of T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of September 30, 1997 and December 31, 1996, and the related consolidated statements of operations, partners' capital and cash flows for the period January 1, 1997 through September 30, 1997 and for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership and its consolidated ventures as of September 30, 1997 and December 31, 1996, and the results of their operations and their cash flows for the period January 1, 1997 through September 30, 1997 and for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

          KPMG Peat Marwick LLP

          Chicago, Illinois
          October 23, 1997

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Liquidity and Capital Resources and Results of Operations

              The Partnership s net income for its final nine months was $4,910,000, which included a gain of $4,004,000. Net income amounted to $6.40 per unit. For the year ended December 31, 1996, the Partnership reported net income of $415,00 or $0.53 per unit, which included a net loss of $167,000 from operations and a gain of $582,000 from the sale of Fairchild. The Partnership s remaining properties were sold on September 12, 1997, for net proceeds of $23,551,000 and the gain of $4,004,000.

              The Partnership paid $25 per unit on September 19, 1997, which was a substantial portion of the total liquidating distributions. The Partnership anticipates making a final liquidating distribution in early December of 1997.

          PART II - OTHER INFORMATION

          Item 4  Submission of Matters to a Vote of Security Holders

              On September 11, 1997, the limited partners of the Partnership approved a proposal to sell all of the Partnership s remaining real estate properties to Glenborough Realty Trust, and thereafter dissolve and liquidate the Partnership. Under the terms of the Partnership s Agreement of Limited Partnership, no meeting was required in connection with the proposal, and the vote was taken through a written consent solicitation.

              Limited partners holding 85% (653,158) of the outstanding units of limited partnership interest ("Units") cast votes on the proposal. Of these, 621,651 Units were voted in favor of the proposal, 27,655 against, and 3,852 abstained.

          Item 6.Exhibits and Reports on Form 8-K:

              (a)Exhibits.

                27 - Financial Data Schedule

              (b)Reports on Form 8-K

                Report on Form 8-K dated September 12, 1997, reporting the sale of the Partnership s real estate properties and a distribution of a portion of the proceeds.

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


                                         T. ROWE PRICE REALTY INCOME FUND
                                         IV, AMERICA'S SALES-COMMISSION-
                                         FREE REAL ESTATE LIMITED
                                         PARTNERSHIP



                                         By:  T. Rowe Price Realty Income
                                              Fund IV Management, Inc.,
                                              General Partner



          Date:  November 13, 1997            By: /s/ Lucy B. Robins
                                                  Lucy B. Robins
                                                  Vice President



          Date:  November 13, 1997            By: /Mark S. Finn
                                                  Mark S. Finn
                                                  Chief Accounting Officer
                                                  for the Partnership